Form 10-K
period 2005-12-31
Traffic.com, Inc.
filed 2006-03-24
CIK 1097503

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51746

Traffic.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-1823631 (I.R.S. Employer Identification Number)
851 Duportail Road Wayne, Pennsylvania 19087 (610) 725-9700 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 22, 2006 was approximately $116,015,000 (based on the last reported sale price on the NASDAQ National Market on that date). As of March 22, 2006, the registrant had 20,335,882 shares of common stock, par value $0.01 per share, outstanding. The registrant does not have any non-voting stock outstanding. The registrant's common stock was not publicly traded until January 25, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain Exhibits from the Registrant's Registration Statement on Form S-1, as filed on August 31, 2005, and amendments thereto, as well as Exhibit 10.1 from Form 8-K as filed on February 23, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Traffic.com, Inc.
2005 FORM 10-K ANNUAL REPORT

        This Annual Report on Form 10-K, including the sections labeled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phases such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "potential," "continue," or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading "Risk Factors," as well as those discussed elsewhere in this Annual Report on Form 10-K. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

PART I

Item 1. Business.

Company Overview

        We believe that we are a leading provider of accurate, real-time traffic information in the United States, based on the quality of our traffic data and the extent our geographic coverage. Our traffic information can be formatted to meet the personal or unique needs of our customers and delivered across multiple platforms, including radio, television, the Internet, wireless devices, and in-vehicle navigation systems. As of March 1, 2006, we provided traffic information for 35 of the largest metropolitan areas in the United States, covering, based on 2000 census data, approximately 64 million commuters, in such cities as Boston, Chicago, Houston, Los Angeles, New York, Philadelphia, San Diego and San Francisco.

        Our business model to date has been the syndicated content model traditionally used in the radio and television industries. Under this model, we provide our traffic information to radio and television stations in exchange for the right to sell a specified amount of advertising time, generally adjacent to these stations' traffic reports. We then sell this advertising time to national, regional and local advertisers and retain the revenue from these sales. In anticipation of expanding our business into Internet-based and other interactive services, we have developed our technology to handle expansion into these services with minimal development effort. In July 2005, we expanded our business model to include revenue generation from three additional sources: providing our traffic data to third parties for use in their products and services; selling Internet advertising on our www.traffic.com website and on our customers' websites; and offering consumer wireless services through our and our customers' websites.

Our Response to Significant Trends

        We are at the intersection of three significant trends:

  •
  Traffic is bad and getting worse, costing people more in both time and money.
  •
  Advances in new interactive technology give consumers many choices for the delivery of highly personalized, on-demand traffic information over a number of devices including cell phones, personal digital assistants, or PDAs, handheld and in-vehicle navigation devices, and satellite radio receivers.

  •
  Rapid growth in advertising on the Internet has been driven by advertisers' desire to gain broader exposure in their media campaigns than has been traditionally possible through only radio and television.

        We believe that we are in a position to capitalize on these three trends with our technology-driven approach to traffic data collection and our ability to attach targeted advertising messages to our traffic reports and deliver them across multiple platforms. We have addressed the traffic problem by applying advanced sensor technology, coupled with proprietary incident collection methods, to provide highly accurate, actionable traffic information. As a result, drivers can base their traffic-related decisions on facts such as travel times and speeds rather than subjective descriptions like "slow" or "jammed." We have built a sophisticated data management system that allows us to process information in real time and deliver customized reports simultaneously through radio, television, Internet, wireless, and in-vehicle navigation devices. We believe that having a broad cross-media delivery capability, combined with the fact that our users can be targeted based on the nature and times of their travel patterns, makes our suite of traffic services attractive to advertisers. Our ability to deliver traffic information over a broad range of devices, delivery applications and services enables advertisers to connect with their potential customers through radio and television at home, by means of varied media formats over radio and wireless services in their cars, and via Internet and e-mail alerting services at work.

        Increased Traffic Problems:    Over the last 20 years, traffic congestion has grown at a rapid rate as a result of many factors, including economic growth, increased suburban sprawl and insufficient roadway expansion. According to a U.S. Federal Highway Administration report, the number of vehicle miles traveled in the United States grew 70% from 1980 to 2000, while growth in roadway lane miles remained relatively flat at 0.3% per year in the 1990s. To keep traffic congestion from increasing further, the United States would need to build approximately 5,000 lane miles of roadways in major cities, more than doubling its current spending on road development. Even if the financing were available for this expansion, geographic constraints and citizen opposition would prevent adequate roadway expansion.

        According to a 2005 report by the Texas Transportation Institute, out of 85 U.S. urban areas, only five of these areas experienced annual delays per person during peak travel times of greater than 20 hours in 1982. By 2003, there were more than 50 such urban areas. Additionally, the average annual delay per traveler during peak travel times in the urban areas studied almost tripled from 16 hours in 1982 to 47 hours in 2003, amounting to more than an entire work week wasted in congested traffic. The economic impact of traffic congestion, measured in terms of wasted time and fuel, increased from $12.5 billion in 1982 to $63.1 billion in 2003, an increase of over 400% in the urban areas studied.

        We believe that better traffic information would provide for more efficient utilization of the existing infrastructure. Until recently, the principal sources of publicly-available traffic information have been traditional collection methods used for radio and television traffic reporting. These methods result in limited and often inaccurate traffic flow information and an inability to provide real-time, personalized traffic information. A secondary source of traffic information consists of traffic flow monitoring systems established by state and local departments of transportation. These systems were built, however, principally for infrastructure planning and road safety. They often have significant gaps in coverage, are not always well maintained, and often are not integrated with each other.

        Advances in Consumer-Oriented Technology:    Recent advancements in consumer-oriented technology are enabling rich content to be delivered economically and efficiently through multiple devices. The rise in broadband adoption, the increase in cell phone functionality and the proliferation of a myriad of wireless devices are changing consumer behavior. Consumers can now get information they want through the media formats of their choice exactly when they want it.

        In addition to radio and television, today's driver likely has one or more wireless devices capable of receiving timely traffic information such as cell phones, personal digital assistants, or PDAs, handheld navigation devices, in-vehicle navigation systems and satellite radio receivers. These new delivery channels are particularly well-suited to enable drivers to make more intelligent and efficient driving decisions. We believe that these technologies present a promising business opportunity for us, given our ability to disseminate our traffic information through these channels, due to the projected growth of the adoption of these new technologies. For example, a 2005 report by Jupiter Research projects that there will be 212 million wireless subscribers by 2009, up from 172 million in 2004. In a 2005 report, the Telematics Research Group projects that there will be 75 million in-vehicle and portable navigation devices, or PNDs by 2011, up from 4 million in 2004. In addition, a 2005 Forrester Research report projects that there will be approximately 20 million households with satellite radio by 2010, up from 2.0 million in 2003, and 9.7 million households with high definition radio by 2010, up from 0.1 million in 2005.

        Advertisers Seek Value in New Media:    Advertisers are adjusting their campaigns to include broader exposure than is available through traditional media buys. According to Forrester Research, the market for online advertising is growing at more than double the rate of the traditional advertising market. The total U.S. advertising market was $243.5 billion in 2004 and is projected to reach $306.3 billion by 2008, for a compound annual growth rate of 6%. However, the U.S. online advertising market was $12.0 billion in 2004 and is expected to grow to $22.0 billion in 2008, for a compound annual growth rate of 17%.

        Traffic reports, regardless of delivery medium, are an attractive way for advertisers seeking to reach consumers for several reasons. First, consumers pay close attention to traffic reports because of the relevance and the succinct and timely nature of the information. In addition, traffic is inherently local content and many advertisers believe that advertisements associated with local content can be more specifically targeted to a particular market or market segment. Further, because traffic conditions change constantly, many consumers access traffic information multiple times per day. For these reasons, advertising connected to traffic content generally commands a premium among radio and television advertisers. We believe that advertising messages coupled with traffic reports across new media platforms, such as the web and wireless devices, will garner a premium for similar reasons.

Our Solution

        We deliver accurate, real-time, customizable traffic flow and incident information across multiple delivery media formats in major metropolitan areas in the United States. Our traffic flow information includes vehicle speeds, travel times and delay times, which is data that has been largely unavailable up to now. By combining incident and flow data, our solution is designed to enable drivers to make informed decisions as to route selection and departure times.

        We collect traffic flow data using our own sensor network as well as government-owned sensors. We have aggregated multiple sensor network systems to create what we believe to be the largest network of real-time traffic sensors in the United States. We complement our sensor data with incident and event information gathered using traditional collection methods, such as aircraft, video feeds and emergency frequency scanners. According to U.S. census data, in 2000 there were approximately 64 million commuters in the metropolitan areas that we cover.

        We believe that the key strength that differentiates our solution is our Traffic Information Management System (TIMS). TIMS allows us to collect and analyze traffic information on a real-time basis and to deliver this information across multiple media formats. These media formats include terrestrial and satellite radio, television, the Internet, wireless devices such as cell phones and PDAs and in-vehicle navigation systems.

        Automated Collection of Diverse Traffic Data.    We collect traffic data from a variety of sources for input into TIMS including:

  •
  Our Sensor Network. As of March 15, 2006, we are under contract to build, own and operate our automated sensor network in 17 major metropolitan areas. We have completed our network in nine of these metropolitan areas: Boston, Chicago, Oklahoma City, Philadelphia, Pittsburgh, Providence, San Diego, St. Louis and Tampa. In addition, as of March 15, 2006, we are collecting data from our sensor network under construction in five additional metropolitan areas: Detroit, Los Angeles, Phoenix, San Francisco and Washington, DC. As of March 15, 2006, we are in the pre-construction phase for our sensor network in three additional metropolitan areas: Baltimore, Salt Lake City and Seattle. Our agreement with the Utah Department of Transportation also provides for the integration of data from its traffic sensors and from cell phone probe data into TIMS. Our solar-powered, roadside sensors continuously collect information on up to eight lanes of traffic, including lane-by-lane speed, volume, density of vehicles and vehicle classification. Each sensor then wirelessly communicates this data every 60 seconds to TIMS. The majority of the equipment used in our sensor sites is commercially available, off-the-shelf components.

  •
  Government Flow Data Sensor Systems. We collect sensor data from government sensor systems in 18 metropolitan areas that have deployed their own traffic sensor systems: Atlanta, Chicago, Baltimore, Dallas, Denver, Detroit, Houston, Los Angeles, Milwaukee, Minneapolis, New York, Phoenix, Sacramento, Salt Lake City, San Diego, San Francisco, Seattle and Washington, DC. We will continue to integrate data from government sensor systems in additional metropolitan areas over time. Unlike our own sensor network, these government sensor systems were designed principally for infrastructure and emergency planning and road safety and generally do not, on their own, achieve the level of coverage, performance and reliability that we believe is needed to provide quality traffic information to consumers. TIMS allows us to verify data quality from these government sensors to provide reliable and accurate information to consumers.

  •
  Incident Data. We service all of our metropolitan areas through our traffic operations centers in 23 cities and our national traffic operations center in Wayne, Pennsylvania. Through these centers, we collect accident, construction and congestion data in a highly efficient manner. We collect this data from aircraft, video feeds, emergency frequency scanners, mobile units and reports from drivers. This information is entered into our system in a specific format that allows all incident information to be easily standardized, analyzed and archived. This standardization process also enables us to easily distribute traffic information in customizable formats through various delivery applications and services.

  •
  Event Data. In our traffic operations centers, we also collect information on local events that affect traffic flow, such as parades, scheduled construction, notable recreation events, sporting events and conventions. Our event data provides drivers with advance notice of events that could affect traffic on particular roadways at particular times.

  •
  Probe Data. We believe that probe data systems, which use the vehicle or a cell phone as a sensor, will, over time, become a useful source of traffic information and supplement the information from roadway sensors. We have begun the process of collecting probe-based information through Global Positioning System (GPS) radio-navigation technology devices in some of our own data collection vehicles. Additionally, through our government relationships, we collect traffic information from toll tag readers in Houston, San Francisco and in the New York City metropolitan area. TIMS can easily integrate these probe data sources with the other traffic information collected from our flow data sensor network. Under our recently executed agreement with the Utah Department of Transportation, we will integrate cell phone probe data for Salt Lake City into TIMS.

        Data Aggregation, Standardization and Analysis.    We receive traffic data from our sources in a variety of different forms, which is then entered into TIMS. TIMS converts the traffic data from our sources into a standard form and processes the data without disruption, both for real-time delivery and for archiving. TIMS collects and processes over 25 million traffic flow records (including every 60 seconds from our flow data sensors) and roughly 25,000 incident description records daily. TIMS is a geospatially-correct database comprised of map data from industry-standard mapping providers, traffic flow information and traffic incident information. TIMS has been built on a multi-layered architecture in order to handle high transaction volumes required for the real-time collection and distribution of traffic information, such as Internet, in-vehicle and wireless applications and services. TIMS utilizes a component-based architecture that we believe permits quicker time-to-market for new products and services, as well as improved reliability, redundancy and flexibility.

        TIMS enables information to be automatically distributed in a variety of customized media formats. TIMS converts all of our collected data into a standard digital format, which can be published and distributed through radio, television, the Internet, wireless devices and in-vehicle navigation systems or other means. We provide traffic content to terrestrial and satellite radio stations and television stations. Additionally, we provide personalized traffic information to consumers via Traffic.com and diverse Internet, in-vehicle, wireless and desktop applications. Finally, we make our traffic information available to third parties for use in their own products.

Delivery Applications and Services

Radio

        Through our Traffic Pulse Broadcaster application, we provide traffic information to radio stations, including travel times, speeds and incident information, by means of a user interface that is easily customized by the traffic announcer. We believe that Traffic Pulse Broadcaster is the only traffic radio product that allows each announcer to prioritize incidents, select the items for broadcast and create custom reports just prior to going on air. Delivered via a standard web browser, Traffic Pulse Broadcaster requires no special equipment or wiring. As a result of TIMS' ability to standardize data, we believe that our information can be delivered in other languages with minimal development effort. For example, we are currently developing the capability to present Traffic Pulse Broadcaster's information in Spanish.

        If requested by our radio station customers and for an additional charge, we provide our own broadcast talent for that station's reporting and off-site broadcast studios. In addition, as of March 1, 2006, we provided to 44 of our radio station customers our affiliate web offering, a Traffic.com-hosted web page designed and maintained by us to fit with the overall look and feel of the radio station's own website. These affiliated websites provide our customers' radio listeners the same traffic information on their website, as well as our personalized traffic information services.

        As of March 1, 2006, we provided traffic information services (including both our Traffic Pulse Broadcaster and/or our affiliate web offering) to 109 radio station customers and had contractual relationships to purchase advertising time for cash from an additional 373 radio stations. Generally, the purchased advertising time is adjacent to informational programming elements such as news, weather, sports, entertainment or traffic reports. Our radio station customers include large radio groups, as well as smaller, locally owned stations. Since 2004, we have provided traffic information from our Traffic Pulse Broadcaster application to XM Satellite Radio, one of two providers of satellite radio services in the United States. As of March 1, 2006, we provided our traffic information for XM Satellite Radio in 21 major metropolitan markets on a 24/7 basis. In anticipation of high definition (HD) radio becoming more commonplace, we have developed the capability to broadcast into HD-capable devices, including specialized radio devices, in-vehicle navigation systems and PNDs.

Television

        We provide television stations with traffic information, including travel times and speeds and incident information. As of March 1, 2006, we have contracts to provide traffic information services to 48 television station customers, including large broadcast and cable companies. In October 2004, we launched our second-generation television product, Traffic Pulse NeXgen, which we refer to as NeXgen. NeXgen simulates current traffic conditions using animated, aerial views of actual roadways and surrounding buildings, with colored maps and graphics showing travel times and speeds. With no rendering time required, NeXgen's maps and graphics are created instantly with all traffic data pre-loaded and properly positioned. NeXgen's ability to display information spanning a broader geographic area as well as to show instantaneous changes in traffic patterns and incidents facilitates longer and more detailed traffic reports.

        We believe that NeXgen will significantly increase traffic coverage in morning television news programming. In May 2005, we launched our first four-hour traffic-focused television news program, which is broadcast during the morning commuting hours on a Viacom-owned UPN station in Philadelphia. This program is essentially an inverted morning news show, focusing first on traffic, which constitutes approximately 40% of airtime, then approximately 40% on weather and the balance on news. We produce and broadcast this program from our own studio facility in our Wayne, Pennsylvania offices. We expect to introduce this program in other markets in the near future.

        In April 2005, we entered into a station group agreement with Viacom pursuant to which we have agreed to provide traffic flow data using our NeXgen product on Viacom television stations in 12 markets. This agreement is in addition to the stand-alone agreements which we have with certain other Viacom stations. At present we are providing the NeXgen product to nine Viacom stations with plans for NeXgen implementations or upgrades in five additional stations. Additionally, in January 2005, we entered into a three-year agreement with The Weather Channel under which we provide traffic information for broadcast on its national cable channel's "Local on the 8s" segments and on its local Weatherscan channels.

Traffic.com-Branded Website

        In response to consumer demand for increased Internet services, we are focusing our growth efforts on our Internet and other interactive technologies. As a result, in July 2005, we launched an enhanced website that provides an interactive source for users to obtain personalized traffic flow, incident and event information free of charge. In February 2006, our servers reported approximately 901,000 unique visitors to our website, which represented a 67% increase from September 2005. As of March 1, 2006, we had approximately 144,100 registered users for our website, which represented an 267% increase from September 30, 2005. Our website provides the following services to users:

  •
  my traffic.com—my traffic.com allows users to personalize and automatically receive real-time traffic information for their desired cities and routes. Our flow data enables many of the customized my traffic.com reports to contain speeds, travel times and delay times, including the slowest speeds on the route. Once registered for my traffic.com services, users can arrange to receive timely e-mail alerts of current traffic conditions on personalized routes, delivered by e-mail to their desktop or mobile device or by voice alerts to their phone.

  •
  Jam Factor—Jam Factor is a feature that provides an overall measure of traffic conditions on a section of roadway. This measure is calculated using our data and proprietary algorithms. Jam Factor is designed to provide users with a quick but comprehensive picture of traffic conditions and measures them on a scale of 0 to 10, with 10 being the worst. Jam Factor also provides commuters with predictive trending information, such as seasonal influences and rush hours, as well as the unpredictable, immediate factors such as traffic incidents and unexpected delays. We will seek to establish Jam Factor as a widely accepted traffic measuring standard, equivalent to other industry standards, such as the Richter Scale for earthquakes.

  •
  City Pages—Our website currently provides traffic information for major roadways in 35 major metropolitan areas in the United States, which enables users to receive and view traffic information on interactive road maps.

Consumer Wireless Services

        We deliver our customized my traffic.com traffic information to PDA devices and cell phones free of charge. Our services include:

  •
  Mobile e-mail alerts—plain text updates for users' primary drive designed for use on a mobile e-mail device
  •
  Phone alerts—updates by phone when there are delays along users' routes at exactly the user-defined times
  •
  Traffic hotline—provides up-to-the-minute, on-demand traffic information for pre-established drives through toll-free numbers.

In-Vehicle Traffic Data Services

        We provide traffic flow and incident information for use and display in in-vehicle navigation systems and in PNDs. These systems provide drivers with real-time traffic information, which is displayed on digital maps. We believe that in-vehicle navigation systems will quickly become a widely used source for traffic information as drivers seek to take advantage of the convenient, new technology offered by these systems. In-vehicle navigation systems can be installed as standard or optional features in new vehicles or purchased and installed separately in the aftermarket. These systems display traffic flow, incidents and events, and suggestions for alternative routes. We provide our traffic data to NAVTEQ, a leading provider of digital mapping solutions, which sends our data for distribution to in-vehicle navigation systems via XM Satellite Radio and Sirius Satellite Radio Inc. Our traffic data is used for navigation systems in the Acura RL and the Cadillac CTS and in multiple aftermarket navigation systems such as the Pioneer AVIC-N2, and the Garmin StreetPilot 2730. We also provide traffic data to Motorola for use in its VIAMOTO navigation solution. The Avis Assist service, launched in 2005, uses the VIAMOTO service.

Other Data Services

        We deliver our data through electronic feeds directly to customers for use in their websites and other products and services. For example, we currently license our traffic data to The Weather Channel for use on its website, www.weather.com. In addition, we have agreed to provide our traffic data to Comcast Cable Communications Management, LLC for use on its website, www.comcast.net. Our arrangements with The Weather Channel and Comcast require the use of our logos and links to our www.traffic.com website. In February 2006, the Company also reached an agreement with Microsoft Corporation to integrate the Company's traffic technology and real-time content into various Microsoft products and services. This multi-year agreement paves the way for development of integrated traffic offerings delivered to users via mobile phones or other devices. The Company expects the first products and services to be made available later this year.

        We provide traffic data feeds to the Florida Department of Transportation for use in its 511 information service in the Tampa Bay area. The 511 service allows Tampa Bay travelers to access free, 24/7, traffic and road condition updates on select road segments and responds to voice commands to provide information for a specific route. We will seek to expand our provision of data services and seek additional commercial and government partners in the future.

Our Strategy

        Our objective is to become recognized internationally, through our services and Traffic.com brand, as the leading provider of timely, high quality traffic information. We intend to achieve our objective through executing the following key business strategies:

        Provide superior traffic information:    We seek to provide the highest quality, real-time traffic information and to distribute this information through a wide range of delivery applications and services. Our ability to collect and distribute this information is based principally on our efforts, over a number of years, to develop and enhance TIMS, our traffic information system that utilizes our proprietary analytic technology. We will continue to enhance our existing technologies and introduce compelling new features, products and services to meet the needs of drivers and of our media, data and advertising customers.

        Grow our Traffic.com brand and our Internet presence:    We seek to make Traffic.com the most widely recognized and used brand for traffic information. We believe that advertisers' and customers' decisions are influenced by brand recognition and we are seeking to build this recognition and increase the number of our www.traffic.com users by providing high-quality services and through co-branding efforts with our media and data customers. In addition, we intend to enhance our brand recognition through advertising campaigns, public relations and other marketing efforts.

        Promote an integrated advertising approach through our multiple media channels:    Our multiple media formats are well positioned to attract advertisers with a one-stop, cross-media campaign opportunity. For example, our advertisers can reach their customers via the radio and television in the morning while they are at home, radio, cell phones, PDAs and wireless devices while they are in their cars, and Internet and e-mail services in the office. We believe advertisers are looking for more effective means of reaching consumers and can benefit from the direct association with traffic information, regardless of the delivery medium. Additionally, we believe that our content is particularly attractive to advertisers because of its local nature and because our users are on the move. Given the nature of our services, advertisers can geographically target users based on the nature and times of their travel patterns.

        Expand our data services and strategic relationships:    We seek to deliver our traffic information services through multiple third-party providers. By entering into arrangements with other web content providers, we believe that we can drive more unique visitors to our website. This, in turn, will increase our volume of advertising space and enable our advertisers to reach a more focused audience through advertisements closely aligned with content. We also plan to enter into more arrangements with major automotive brands, in-vehicle navigation services and wireless device companies to provide our traffic data to their buyers and users.

        Expand geographically:    We plan to expand our traffic information coverage and service offerings in a number of additional U.S. cities, with a focus on reaching a total of 50 metropolitan areas by the end of 2006, thereby enabling us to serve a larger percentage of the traffic-affected population and appeal to more advertisers. We are exploring the expansion of our services to countries in Asia and we may consider expanding our services to other countries to take advantage of our processing and distribution capabilities. Any expansion outside the United States will be undertaken only where there is a demonstrated market need for accurate traffic data, infrastructure in place to readily access traffic data, and opportunities for relationships with strategic business partners.

Customers

        We provide traffic information to a variety of customers in a number of market sectors. Our customer base includes the radio and television stations from which we obtain advertising inventory in exchange for our traffic information, cash and services; traffic data services customers to whom we provide our traffic data for use in their products and services; and advertisers who buy our advertising time. No customer accounted for 10% or more of our total revenue for 2003, 2004 or 2005. Substantially all of our revenue is generated from our advertising customers and data services customers, given that our radio and television relationships are almost entirely in exchange for advertising inventory.

Advertising Customers

        At March 1, 2006, we had over 300 advertising customers. These customers pay us cash, or otherwise compensate us, to have their advertisements displayed in one or more of our media channels. To date, substantially all of our revenue from these customers has been generated from radio and television advertisements. We expect that Internet and wireless advertising will constitute a larger percentage of revenue from this customer base as we move forward. The following lists our 20 largest advertising customers for 2005. These 20 customers accounted for approximately $16.7 million, or 38.6%, of our revenue during 2005. For comparison sake, these same 20 customers accounted for approximately $10.4 million, or 24.5%, of our revenue in 2004. Our 20 largest customers in 2004 accounted for approximately $16.1 million, or 37.8%, of our revenues in 2004.

7-Eleven, Inc. c/o Camelot Communications Inc.	Mattress Giant
Albertson's, Inc.	McDonald's Corporation
Auto Zone, Inc.	National Automotive Parts Association
CSK Auto, Inc.	Nationwide Mutual Insurance Company
Doctor's Associates, Inc. (Subway Restaurants)	Pier 1 Imports, Inc.
The Goodyear Tire & Rubber Company	Texas Lottery Commission
The Home Depot, Inc.	Toyota Motor Corporation, USA
JC Penney Company, Inc.	UPS Stores
Lending Tree, LLC	Valero Energy Corp.
Macaroni Grill	XM Satellite Radio Holdings, Inc.

Data Services Customers

        We have agreements with a number of businesses pursuant to which we provide our traffic data feeds for use in their own Internet, wireless and in-vehicle products and services. The data services agreements described below accounted for approximately $2.3 million, or 5.3% of our total revenue, for 2005; and for approximately $1.3 million, or 3.1% of our total revenue, in 2004. The Microsoft agreement described below was not entered into until February 2006.

  •
  XM Satellite Radio Holdings Inc. XM Satellite Radio, or XM, is one of two providers of satellite radio services in the United States. We provide to XM real-time traffic information from our Traffic Pulse Broadcaster application on a 24/7 basis, currently for 21 major metropolitan markets. Based on publicly available information, XM has more than 6 million subscribers.

  •
  NAVTEQ Corporation. NAVTEQ is a leading provider of digital mapping solutions. We provide to NAVTEQ our data feed for use in its in-vehicle traffic information service, which it distributes via XM Satellite Radio and Sirius Satellite Radio. Our traffic information, together with NAVTEQ's mapping data, has recently been introduced as a standard feature in the Acura RL and as an optional feature in the Cadillac CTS navigation systems. We provide our traffic information to these systems in all of our geographic coverage areas.

  •
  Motorola, Inc. Motorola is a global mobile and wireless communications company. We provide to Motorola traffic flow data from our data feed for use in VIAMOTO solutions, a suite of location software for data-capable cell phones and in-vehicle navigation systems. A cell-phone based navigation system, powered by VIAMOTO and containing our traffic data, is available in Avis rental cars.

  •
  The Weather Channel, Inc. The Weather Channel provides national and local weather information through a number of channels. In addition to providing traffic information for broadcast on The Weather Channel's national cable and local programming, we provide traffic information for use on its website (www.weather.com) and on a free desktop computer application. Based on publicly available information, the Weather Channel reaches more than 89 million households, local programming reaches 22 million households and www.weather.com has 26 million unique visitors per month.

  •
  Comcast Cable Communications Management LLC. Comcast is a leading provider of cable, entertainment and communications products and services. It is presently intended that, starting in the second quarter of 2006, we will begin providing our traffic content and our my traffic personalized traffic service incident, event and flow data to Comcast for use on its website, www.comcast.net. Based on publicly available information, Comcast has 7.7 million broadband customers.

  •
  Microsoft Corporation. Microsoft Corporation is a global developer, manufacturer, licensor, and supporter of software products for various computing devices worldwide. In addition to software products for servers, personal computers, intelligent devices, mobile information devices and video games, its MSN segment provides online communication and information services, Internet access, and Web and mobile services. In February 2006, we entered into an agreement with Microsoft to integrate traffic technology and real-time content into various Microsoft products and services.

Radio and Television Customers

        We have entered into agreements with the parent companies and ownership groups for radio and television stations, or individual stations owned by these groups, pursuant to which we provide traffic information, cash or a combination of traffic information, cash and services to all or some of their stations, as well as the websites of certain stations. In exchange, we receive commercial airtime, which we subsequently sell to advertisers. No revenue is recognized on the exchange of traffic data services for advertising time as neither the fair value of the advertising time received nor the traffic data services provided can be determined within reasonable limits. Rather, revenue is recognized when advertisements are aired on the acquired advertising time. The following lists a number of our current customers in these sectors:

  Radio

ABC-Disney Radio Group	Hubbard Broadcasting Inc.
Air America Radio	Inner City Broadcasting Corporation
Bonneville International Corporation	Liberman Broadcasting Inc.
Citadel Broadcasting Corporation	Radio One Inc.
Cox Radio Inc.	Salem Communications Corporation
Crawford Broadcasting Company	Spanish Broadcasting System, Inc.
Emmis Communications Corporation	Susquehanna Radio Corporation
Greater Media, Inc.	Taxi Production Inc.
Gross Communications Corporation	XM Satellite Radio Holdings, Inc.
Hearst Corporation

  Television

Belo Corporation	Post Newsweek Stations, Inc.
Cox Broadcasting, Inc.	Sunbeam Television Corp.
Fox Broadcasting Company	The E.W. Scripps Company
Gannett Co., Inc.	The McGraw Hill Companies
Hearst-Argyle Television Inc.	Tribune Company
Hubbard Broadcasting Inc.	Viacom Television Stations Group
NBC Universal Television Stations division

Sales and Marketing

        We focus on sales and marketing at the highest levels of our company. In addition to our dedicated sales and marketing personnel, the senior officers of our company, including our chief executive officer, chief operating officer and chief information officer, devote significant time to developing and enhancing relationships with senior management of major media companies, advertisers and existing and prospective strategic business partners.

        Media Affiliation Sales.    Our media affiliation sales force, consisting of nine people as of March 1, 2006, focuses solely on developing and expanding relationships with radio and television customers. The media affiliation sales force maintains frequent contact with radio and television station owners, capitalizes on strong customer referrals, participates in key trade shows, advertises in trade publications and distributes collateral materials to effect its sales. Our Senior Vice President of Media Affiliation, Peter Doyle, is a member of the board of directors of the leading radio advertising trade group, the Radio Advertising Bureau.

        Advertising Sales.    Our advertising sales force, consisting of 38 people as of March 1, 2006, sells our advertising inventory, including radio, television, Internet and wireless advertising time, to our advertising customers. As we have recently expanded our Internet and wireless services, we have begun to expand our sales and marketing efforts to target existing and potential advertising customers for our interactive advertising. Our advertising sales force is organized into five regions, each under a regional sales manager. Our advertising sales force utilizes strong contacts within the advertising community, attendance at trade shows, and the distribution of collateral materials to reach advertising agencies and advertisers.

        Business Development.    Our business development team is responsible for new business development as well as product development and product management. On the business development side, the team focuses on identifying and establishing new avenues of distribution for our existing products. This is accomplished through market analysis, partner identification and contract negotiation. On the product management side, the team focuses on satisfying new market opportunities through product development and management. Our team conducts market analysis and focus group testing to identify the proper products, their features, and marketing strategies. Product specifications are delivered to the engineering department in an ongoing, collaborative process, with the goal of ensuring that products that meet market demands are developed.

        Advertising/Marketing.    We employ a number of methods to promote our Traffic.com brand and the usage of our products. We believe that a principal means of increasing our Internet presence is through the establishment of links to our website on the websites of our Internet, radio and television customers, such as www.weather.com. Many of these websites are co-branded with one or more of our and our customers' brands. We also utilize unsold 10-second radio and television advertising time, where appropriate, to promote brand awareness of Traffic.com. Additionally, we have secured 30-second television advertisements in Philadelphia and are testing the use of these longer television advertisements for brand development. We encourage each of our radio and television customers to promote the unique aspects of our services to their audiences, providing no cost promotion of our services. We also utilize search engine optimization and marketing, radio and television advertising, billboards, cinema advertising and online advertising. Our TrafficMagnet application, which can be downloaded without charge from our www.traffic.com website, enables individuals and businesses to add basic traffic information on their websites for use by their employees, customers and visitors. The TrafficMagnet directs users back to our www.traffic.com website for more information, increasing the number of visitors. By attracting users to our website with free, personalized traffic information, we believe that we will encourage these users to utilize our wireless consumer services.

Competition

        The traffic information services market is highly competitive. Our primary competition comes from Westwood One and Clear Channel Communications, which are traditional traffic information providers. These competitors have more employees and possess significantly greater financial, sales and marketing, and managerial resources than we do, and can engage in more extensive promotional activities than we can, which could put us at a competitive disadvantage. These competitors also have broader geographic coverage for their products and services. Additionally, these competitors have longer operating histories and more established relationships with advertisers. We are experiencing and expect to continue to experience increased price competition from these and other competitors.

        In addition, we face competition from smaller companies with substantially less revenue, such as Metrocommute, SigAlert and TrafficCast. In general, these smaller companies make use of publicly available traffic data from government sources. Further, we face competition from several companies that are developing technologies to predict traffic conditions using available traffic data. Also, there are application developers, such as Palm and TomTom, which are providing traffic products and services using data from our competitors just as, for example, Motorola is using our data. As demand for traffic information services and technologies has increased, we expect that additional new competitors may enter the market in the future.

        Certain governmental agencies, including some state and local departments of transportation, also generate selected traffic flow data, which can be used by our competitors and accessed by consumers. Most of these systems, however, were built for purposes such as infrastructure planning, road operation and road safety and were not designed to provide real-time traffic flow information to consumers.

        511 services, which are administered by local or state agencies, make available to the public, free of charge, traffic information for a given jurisdiction by dialing 511. The traffic information that 511 services provide is limited by the jurisdiction of the state or local public agency. More specifically, if a particular metropolitan area crosses state lines, then the 511 service will typically provide traffic information only for that portion of the metropolitan area that is within the jurisdiction of the applicable public agency. State and local budgetary constraints also limit regional 511 services, which are expensive to build and operate. As a result, more than five years after the Federal Communication Commission designed 511, fewer than half of the states currently have operating 511 systems, and the level of traveler information provided varies widely across states. For these reasons, we believe that 511 services will not meet all of the traffic information needs of many travelers.

        We compete on a number of bases, including quality, reliability and timeliness of traffic information, extent of geographical coverage, price, available advertising inventory and other factors. We believe that our principal competitive advantage is our ability to use our TIMS technology to capture, standardize and distribute traffic information. Our TIMS technology allows us to efficiently aggregate traffic data from multiple sources in a centralized database and to format and distribute that data through multiple means. Unlike our competitors, we are authorized by the U.S. DOT to own and operate our sensor network in metropolitan areas. In addition, in contrast to our competitors that utilize government data, TIMS is designed to analyze and verify this data and to identify errors in data as well as malfunctioning government sensors. This capability allows us to provide more accurate and reliable data than our competitors who do not conduct this analysis. We believe that we are currently the only company in the United States that combines its own proprietary sensor and incident data with government traffic data and distributes it through a wide variety of delivery channels.

        Our primary competitors collect most of their traffic information through traditional means such as helicopters, video cameras, mobile units and emergency scanners, and generally do not deliver aggregated traffic flow, volume and speed data on a real-time basis. Even though we also utilize these methods, and in some metropolitan areas this is currently our sole means of collecting traffic data, we differ from our competitors in the structured format in which we enter this information and digitize it.

This input structure allows us to check for inconsistent or stale data and to distribute this information more quickly across multiple media.

        We believe that we have significant advantages over our competitors in our ability to provide timely, accurate and actionable traffic information to a broad set of traffic data customers through multiple media channels, particularly the Internet and other interactive technologies.

Government Contracts

        We have agreements with the U.S. government and with state and local agencies to provide traffic sensor data services in 17 major metropolitan areas.

U.S. Government

        On April 21, 1999, under our former name, Argus Networks Inc., we became the principal subcontractor awarded a competitively bid U.S. DOT contract under the federal 1998 Transportation Equity Act for the 21st Century (TEA 21). TEA 21 authorized for the first time the use of federal funds to create an intelligent transportation infrastructure system to collect, integrate, and distribute real-time traffic data in more than 40 metropolitan areas.

        TEA 21 allocated up to $2.0 million of federal funds per metropolitan area, conditioned on $0.5 million of non-federal matching funds in each metropolitan area and an 80/20 federal to non-federal funding match overall. The first task order that we were awarded allocated $4.0 million to begin the creation of a digital sensor network in two metropolitan areas, Pittsburgh and Philadelphia. Following the deployment of the Pittsburgh and Philadelphia systems, the contract was amended to provide for an additional $50.0 million to continue the deployment of our network in 25 additional metropolitan areas. Under the amendment, we must propose projects to state and local government agencies that will enhance the data that is available for their transportation operations, planning, analysis and maintenance. Once a government agency accepts our proposal and enters into a contract with us, we are required to meet certain milestones, including federal acceptance of our plans, designs and architecture. The subcontract terminates on January 1, 2012. Due to our ownership of our sensor network and our exclusive right, for commercial purposes, to the data that it produces, our ownership of the network and right to this data continues as long as we continue to provide our traffic data to government agencies. Recent federal legislation reauthorized the program (SAFETEA-LU) and makes additional cities eligible for the program. On March 3, 2006, U.S. DOT selected ten cities/metropolitan areas that are able to enter into contracts with us for systems that will use the remaining funds: Atlanta, Charlotte, Denver, Indianapolis, Las Vegas, Minneapolis, New York/Northern New Jersey, Portland, Sacramento, and San Jose.

        TEA 21 also allowed the creation of a data repository of new and existing real-time traveler and related information for dissemination to the traveling public through a variety of delivery mechanisms, including support for a 511-based telephone service, provision of free basic traveler information to the public for personal use, and commercial traveler information services. 511 is the single traffic information telephone number designated by the Federal Communication Commission for use by states and local jurisdictions. 511 services allow the public to access traffic information for a given jurisdiction for free by dialing 511. In connection with the adoption of SAFETEA-LU, however, Congress specifically rejected dedicated funding to create a national 511 service. We operate a 511 service in Tampa Bay under an agreement with the Florida Department of Transportation. Although we do not expect 511 services to become a material part of our business, we will seek to provide these services in other metropolitan areas where providing these services is complementary to our business strategy.

State and Local Governments

        We currently have contracts with state and local government agencies to provide traffic sensor data services in 17 major metropolitan areas. As part of these contracts, we provide data to the various federal, state and local agencies for non-commercial purposes such as research, planning, operations and congestion management. We retain the exclusive right to market our traffic flow data for commercial purposes and have committed to share up to 10% of the related revenue with state or local government agencies or reinvest an equivalent amount in technology systems. The state and local government agencies must, in general, use their share of this revenue to reinvest and enhance our sensor network. We are responsible for deploying, operating and maintaining our sensor network without future government funding beyond the initial payments received for each metropolitan area.

Intellectual Property

        Our intellectual property is an essential element of our business. We protect our intellectual property by using a combination of trademark, patent and trade secrets laws, licensing and nondisclosure agreements and other security measures. Our key intellectual property relates to TIMS and applications that leverage that technology. We have one pending patent application with the U.S. Patent & Trademark Office covering the various aspects of TIMS. We have two pending patent applications covering our three-dimensional television traffic and Traffic Pulse NeXgen television traffic systems and associated features and one pending patent application for our process of rendering real-time traffic flow data into an animated video format. In addition, we also have one pending patent application for the system that we use to collect incident and event information using remotely-located scanners. In January 2006, we purchased certain assets of MyTrafficNews.com, Inc., including a patent for both automated and direct input of information related to traffic and transit into a database and electronic distribution of information specific to an individual from that database. We cannot assure you that the continued prosecution of any of our patent applications will lead to the issuance of U.S. patents. We do not own any copyrights registered with the U.S. Copyright Office.

        We currently are in a dispute with WSI Corporation over ownership of one of the pending patent applications for television products. We believe that WSI Corporation's claim of being a joint inventor for this patent application, and thus a joint owner, is without merit.

        We are the owner of 15 trademarks registered with the U.S. Patent and Trademark Office, including the names "Traffic.com", "Traffic Pulse," and "Jam Factor"; and we have nine trademark applications pending with the U.S. Patent and Trademark Office. Our unregistered trademarks and service marks include TrafficInform™, TrafficMax™, TrafficMagnet™, TrafficOne™, Traffic Pulse Broadcaster™ and Traffic Pulse NeXgen™. Registrations of our U.S. trademarks are renewable every ten years.

        In the normal course of business, we only provide our intellectual property to third parties through standard licensing agreements. The purposes of these agreements are to provide for our continued ownership in any intellectual property and data furnished and to define the extent and duration of any third party usage rights. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, developments and other intellectual property created by them on our behalf are our property. The agreements require employees to assign to us any ownership that they may claim in the inventions and intellectual property.

        Our task orders with the federal government and our agreements with the state and local government agencies provide that the data aggregated by us and made available to the federal, state and local governments may be made available to and used by the government agencies for their own internal government purposes and that basic traveler information (red, yellow or green descriptions of traffic conditions) may be distributed by the agencies to the public for personal, non-commercial use. The U.S. DOT may share aggregated data with third parties that are specifically fulfilling non-commercial government agency functions. The state and local government agencies may not market, distribute or donate the privately collected real-time detailed data to non-governmental entities. The federal, state and local government agencies may not provide the aggregated data to third parties for commercial purposes.

        We retain title to all data and computer software, and license the data and software applications to the U.S. DOT and to other government agencies as described above.

EMPLOYEES

        As of March 1, 2006, we had 316 full-time employees and 254 part-time employees, all located in the United States, including 401 in traffic incident information gathering, 52 in technology, 87 in sales and marketing and 30 in general administration. We have never had a work stoppage. Certain of our employees are members of labor organizations, but are not employed by us under any collective bargaining arrangements. We consider our employee relations to be good.

CORPORATE INFORMATION

        We were incorporated in Delaware on October 23, 1998. Our principal executive offices are located at 851 Duportail Road, Wayne, PA 19087. Our telephone number is (610) 725-9700. Our website address is www.traffic.com.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (http://investor.traffic.com under the "SEC Filings" caption) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (SEC).

RISK FACTORS

        Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and the other information contained in this report. If any of the following risks or uncertainties actually occurs, our business, prospects, financial condition and operating results would likely suffer, possibly materially. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of operating losses, expect to continue to incur losses and may never become profitable.

        As of December 31, 2005, we had an accumulated stockholders' deficit of $97.7 million. We have incurred net losses in each year since our inception, including net losses of $21.1 million, $16.0 million and $43.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. Losses are expected to continue at least through the end of 2007 as we seek to increase our product and service offerings, expand into new geographic markets and undertake the operational and regulatory compliance obligations applicable to a public company. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability, in which case our financial condition will suffer and our stock price could decline.

If we do not achieve success with our recently expanded business model into Internet advertising and other interactive media, our financial performance could be harmed.

        Historically, our revenue has been derived primarily by selling the advertising inventory we receive in exchange for the provision of our traffic services to radio and television stations. In July 2005, we began to expand our business model to increase the brand recognition of Traffic.com and to expand our Internet services through an enhanced website. Although we currently have a small number of unique visitors to our website, we intend to invest significant resources in our branding campaign to increase brand recognition of Traffic.com. We initially offered certain premium wireless services to consumers on a subscription basis but, in January 2006, announced a decision to offer all consumer wireless services free of charge and to focus exclusively on an advertising revenue model. As a result, all of our revenue from our enhanced website and from personalized wireless services that we offer through our website will to be derived from advertising customers. Our success in attracting Internet advertisers will depend, in large part, on our ability to significantly increase the number of visitors to our website, the number of our registered users and the volume of our personalized wireless services delivered to consumers. We have no significant operating history in conducting our business through the Internet or in attracting Internet advertisers. To date, we have had minimal revenue from Internet and wireless advertising. We may fail in our strategy to obtain advertising revenue from our website and other interactive services.

        We have also expanded our business model to increase our provision of traffic data services to commercial customers for use in their websites and products, such as in-vehicle navigation systems. We have limited revenue to date from the provision of data services to commercial customers. Given our limited operating history in this area and the recent introduction of these products, it is difficult for us to predict whether and to what extent consumer demand for these third party products and services, or any others that we attempt to offer, will increase and to forecast revenue and other financial data from these delivery channels. We may fail in our strategy to increase our revenue from commercial customers for our traffic data services.

We face substantial competition that could result in pricing pressure, reduce our market share and harm our financial performance.

        We face formidable competition in every aspect of our business. In radio and television advertising, we face competition from traditional providers of traffic information such as Westwood One, Inc. and Clear Channel Communications, Inc. These competitors have more employees and significantly greater financial, sales and marketing, and managerial resources. These competitors also have broader geographical coverage for their products and services. Additionally, these competitors have longer operating histories and more established relationships with advertisers and own a large number of media outlets. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and other customers. We are also experiencing and expect to continue to experience increased price competition, which could result in a decline in our revenue from radio and television advertising. For example, at the end of 2004, we decided not to renew our agreement with a large network radio customer that had proposed unacceptable pricing terms to us, based on a competing proposal, even though our revenue from various advertising customers who purchased advertising time on this network's stations had been $6.7 million in 2003 and $5.6 million in 2004. We also compete with smaller, start-up companies that make use of publicly available traffic data from government sources. Further, we face competition from several companies that are developing technologies to predict traffic conditions using available traffic data. Also, there are application developers that are providing traffic products and services using data from our competitors. Federal, state and local governmental agencies also provide selected traffic flow data. If our competitors are more successful than we are at generating revenue from traffic information, our revenue may decline.

We derive a significant portion of our revenue from a limited number of advertisers. If we are unable to maintain these advertiser relationships or attract additional advertisers, or if there is a general downturn in advertising activity, our revenue will be adversely affected.

        For the years ended December 31, 2003, 2004, and 2005, revenue from our top five advertisers accounted for approximately 24.1%, 18.0% and 19.2%, respectively, of our total revenue. Although our top five advertisers may change from year to year, we anticipate that a limited number of advertisers will continue to represent a significant percentage of our revenue for the foreseeable future. In addition, although we have had repeat business from many of our key advertisers, the majority of these arrangements do not obligate our key advertisers to make any minimum or specified level of purchases and the terms of these agreements may change from year to year. Therefore, our relationships with these key advertisers may not continue in the future, and we generally are not guaranteed any minimum level of revenue from them. The loss of one or more of our large advertisers without replacement by other advertisers of similar size, or fewer or smaller orders, would adversely affect our revenue. If we were to fail to attract other large customers to replace this revenue or if we did not increase revenue from existing customers, our future revenue would not reach or exceed historical levels. Further, spending on advertising tends to decline during an economic recession or downturn. As a result, our advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual geographic market in which we derive significant advertising revenue or other events or circumstances that adversely affect advertising activity.

If the market for Internet and wireless advertising fails to continue to develop, our revenue and our results of operations could be harmed.

        We recently expanded our business model to focus on providing Internet and wireless services through our enhanced website and the websites of our customers. All of our revenue from our enhanced website and from personalized wireless services will be derived from advertising customers. We have invested and intend to continue to invest significant resources in our branding campaign for

www.traffic.com in order to attract visitors and in turn advertisers to our website. Even if we are successful in increasing the number of visitors to our website, we may not be able to attract a sufficient number of advertisers. The Internet advertising market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. As a result, it is difficult to predict the demand for and market acceptance of our Internet and wireless advertising services. The placement of advertisements on our website or embedded in our wireless services, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of new ways of conducting business, measuring success and evaluating new advertising products and services. Such advertisers may determine that advertising on our website or in our wireless services is less effective for promoting their products and services than traditional advertising media. Further, new technologies may be developed that can block us from displaying Internet advertisements on our website, or including them in our personalized messages. The market for Internet and wireless advertising may not continue to grow or become sustainable. If the market for Internet and wireless advertising fails to continue to develop or develops more slowly than we expect, our business and results of operations could be harmed.

If federal, state or local government agencies decide not to enter into agreements with us or terminate existing agreements with us, our expansion and the geographic scope of our business could be limited.

        Our right to construct our sensor network in various metropolitan areas and to own the traffic flow data produced by this network is derived from agreements that we have with the U.S. federal government and state and local governments. We are the principal subcontractor under a competitively bid contract with the U.S. Department of Transportation (U.S. DOT) and have agreements with state and local agencies under which we provide them with traffic data from our sensor network in metropolitan areas. If the federal government were to terminate our contract for our failure to perform, our ability to expand our sensor network into additional metropolitan areas would be harmed. If our reputation or relationship with state and local government agencies were impaired or if one or more state and local government agencies otherwise ceased doing business with us or significantly decreased the amount of business it does with us, we may be unable to continue to collect traffic data for one or more metropolitan areas in which our sensor network is currently deployed.

        As of March 1, 2006, we had formal agreements with state and local agencies that enable us to install, operate and maintain our sensor network on public highways in 17 major metropolitan areas. Our agreement with the Utah Department of Transportation also provides for the integration of their probe data into TIMS in Salt Lake City. In addition, we have agreements with state and local agencies that enable us to acquire government data that we use to produce traffic reports. We need similar agreements to enable us to install, operate and maintain our sensors on public highways, and to acquire government data in additional metropolitan areas.

        Among the factors that could materially adversely affect our federal and state and local government contracting business are:

  •
  budgetary constraints affecting government spending generally, and annual changes in fiscal policies or available funding;

  •
  failure by us to comply with the requirements of the agreements, including failure to comply with data specifications and performance measures under our subcontract with the U.S. DOT, which could lead to various remedies being pursued against us, including contract termination, liquidated damages or a local public agency having the right to buy from us all system hardware including, among other items, sensor poles, solar panels and any components from system upgrades for a particular deployment area at fair market value;

  •
  changes in government programs, priorities, procurement policies, permit policies or requirements;

  •
  new legislation, regulations or government policy changes on the nature and amount of services the government may obtain from private contractors; and

  •
  delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons.

        These or other factors could cause governmental agencies to exercise their right to not enter into agreements, to terminate agreements or to not exercise options to renew agreements, any of which could prevent the expansion and limit the geographic scope of our business.

If we fail to manage our growth effectively, our business and operating results will be harmed.

        We have experienced, and continue to experience, rapid expansion of our business and operations, which has placed, and will continue to place, significant demands on our management, and our operational, technical and financial infrastructure. Continued growth will require continued investment in personnel, facilities, technology infrastructure, and financial and management systems and controls. We have recently begun to expand the media formats through which our traffic information is provided, which may require the addition of new personnel, technologies and infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and our operating results. Furthermore, this expansion could result in our expenses increasing faster than our revenue, causing our operating margins to be adversely affected.

        Our ability to manage future growth, if it occurs, will depend upon our ability to scale the capacity, reliability and security of our proprietary TIMS technology and our ability to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and allocation of valuable management resources. We may not be successful in implementing all of the processes that are necessary to support our growth or in attracting and integrating new personnel. If these processes are not implemented successfully, our ability to manage our growth would be impaired, and we may have to make significant additional expenditures to address these issues, which could harm our financial position.

        Our business strategy in the future may also include the acquisition of other businesses or licensing of technologies. We may not be able to identify, negotiate, integrate or finance any such future acquisition or license successfully. If we engage in any such strategic transaction, then we may encounter unforeseen operating challenges and expenses that may require a significant amount of management time that otherwise would be devoted to running our operations, which may harm our business and results of operations.

A failure of TIMS or a catastrophic event at our primary facility could result in reduced revenue and the loss of customers.

        To be successful, TIMS, our proprietary system, has to perform well. Our ability to manage future growth, if it occurs, will depend upon the scalability, reliability and security of TIMS. TIMS could experience an unforeseen operational failure. Moreover, maintaining TIMS as a state-of-the-art system could be more expensive than we expect. Operational failures could be expensive to remedy and could require us to develop additional capacity and computing power. An expansion of TIMS and our network infrastructure to process increasingly complex services and user traffic on our website could result in inefficiencies and may increase the risk of an operational failure. The costs associated with a TIMS operational failure could harm our operating results.

        Our data facility is vulnerable to damage or interruption from fire, loss of primary and backup generator and battery power, telecommunications failures, terrorist attacks, wars, Internet failures, computer viruses, adverse weather conditions and other events beyond our control. We do not currently have the capability to immediately switch over all of our systems to a back-up facility. In the event that a catastrophic event destroys part or all of our Philadelphia, Pennsylvania database storage facility, our business would be disrupted and we would be prevented from providing services to our clients for an extended period of time. An unexpected closure of our database facility could result in lengthy interruptions in our services. In addition, our traffic flow data sensor network in one or more metropolitan areas could be damaged by adverse weather conditions, such as a hurricane or earthquake, which would lead to a disruption in our services in those locations. Any damage to or failure of our systems could result in interruptions in our services, which could reduce our revenue and profits and damage our brand.

Failure to protect our intellectual property rights or our domain names, or failure to obtain issuances of the patents for which we have filed applications, could harm our brand-building efforts, devalue our proprietary content and impair our ability to compete effectively.

        The steps we have taken to protect our intellectual property may not be adequate to safeguard our proprietary information, technology and processes, including TIMS, our proprietary system. We have filed five patent applications with the U.S. Patent & Trademark Office. In addition, in January 2006, we purchased a patent related to traffic collection and distribution. We cannot assure you that the continued prosecution of any of our patent applications will lead to the issuance of U.S. patents. We do not own any copyrights registered with the U.S. Copyright Office.

        We are, and may in the future be, subject to intellectual property rights claims. For example, we are currently in a dispute with WSI Corporation, a weather information services firm, over ownership of one of our pending patents which relates to our second-generation television product. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. In addition, if our technologies are not able to withstand any third-party claims or rights against their use, we could suffer a loss in revenue and harm to our business.

        Effective trademark and service mark protection may not be available in every country in which we may later offer our services. Our continued ability to market one or more of our services under their current names could be adversely affected in those jurisdictions where another person registers, or has a pre-existing registration on, one or more of them. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and affect our ability to compete in the marketplace.

        In addition, we have registered various domain names relating to our brand, including www.traffic.com, www.mytraffic.com and www.trafficpulse.com. If we fail to maintain these registrations, it will be difficult for us to succeed in our strategy to increase recognition of our brand. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our customers, our revenue may decline, and we may incur additional expenses in maintaining our brand. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks, service marks and other proprietary rights.

Other persons may assert claims that our business operations or technology infringe or misappropriate their intellectual property rights, which could increase our costs of operation and distract management and could result in expensive settlement costs.

        Other companies or individuals, including our competitors, may claim that we infringe or misappropriate their intellectual property rights. A determination that we have infringed the intellectual property rights of a third party could expose us to substantial damages, restrict our operations or require us to procure costly licenses to the intellectual property that is the subject of the infringement claims. Such a license may not be available to us on acceptable terms or at all. Any effort to defend ourselves from assertions of infringement or misappropriation of a third party's intellectual property rights, whether or not we are successful, would be expensive and time-consuming and would divert management resources. Any adverse determination concerning liability for infringing the intellectual property rights of a third party, or the costs we incur to defend ourselves against such claims, whether or not we are successful, could have a material adverse impact on our business and results of operations.

Use of our traffic information could result in consumer claims brought against us. Any imposition of liability for these claims that is not covered by insurance could adversely impact our financial results.

        We deliver our traffic information through a variety of channels, including radio, television, the Internet, wireless devices and in-vehicle navigation systems. Reliance on this traffic information could result in claims against us based on negligence or other legal theories. Users of our traffic information could claim to have suffered injuries or losses as a result of relying on our traffic information. In particular, consumers could bring claims against us based on route-selection advice that we provide through our website, wireless services or information provided for use in in-vehicle navigation systems. We may incur substantial costs to defend ourselves against even baseless claims and our financial condition and reputation could be materially adversely affected if we are found liable for traffic information that we make available. We could also face product liability claims for products that use our traffic information, such as in-vehicle navigation systems. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed or may not be available or be prohibitively expensive to maintain or obtain in the future. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could result in substantial costs.

If we fail to retain our executive officers and to recruit qualified employees, we may be unable to manage our operations effectively and/or pursue our business strategy.

        Our future success depends on the continued service of our executive officers and other key personnel. Any loss or interruption of these individuals' services could result in our inability to manage our operations effectively and/or pursue our business strategy. Our success and future growth depend on our ability to recruit and retain qualified employees, including, among others, engineers, developers, business, finance and governmental/legislative experts and sales and marketing personnel. Due to competition, we may not be able to retain our existing employees or be able to recruit and retain other highly qualified personnel in the future. We do not maintain key person life insurance policies on any of our employees.

If we expand into international markets, our inexperience outside the United States would increase the risk that our international expansion efforts will not be successful, which would in turn limit our prospects for growth.

        We are exploring the provision of our services in countries in Asia and we may consider providing our services in other countries outside the United States. Expansion into international markets requires significant management attention and financial resources. In addition, we face the following risks associated with any expansion outside the United States:

  •
  challenges caused by distance, language and cultural differences;

  •
  legal, legislative and regulatory restrictions;

  •
  currency exchange rate fluctuations;

  •
  foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

  •
  economic instability and export restrictions;

  •
  longer payment cycles in some countries;

  •
  credit risk and higher levels of payment fraud;

  •
  potentially adverse tax consequences;

  •
  nationalization or seizure of private assets; and

  •
  higher costs associated with doing business internationally.

        These risks could harm our international expansion efforts, which would in turn harm our business prospects.

We may need to raise additional capital and may not be able to raise additional funds on favorable terms or at all, which could limit our ability to grow and could dilute the ownership interests of existing stockholders.

        Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds generated from our operations may be less than anticipated. While we believe that our current capital resources, including the net proceeds from our recently completed initial public offering, will be sufficient to fund our operations through at least the end of 2007, we may need to raise additional funds either by borrowing money or issuing additional equity in order to fund operations, handle unforeseen contingencies or take advantage of new opportunities. We may not be able to raise such funds on favorable terms, if at all. If we are unable to obtain additional funds, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects. If we raise additional funds through the issuance of equity securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders will experience dilution of their ownership interests. A failure to obtain additional equity financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, including prohibitions on the payment of dividends.

Risks Related to Our Common Stock

Our stock price may be volatile and you may lose all or a part of your investment.

        We only recently completed our initial public offering. Prior to our initial public offering, you could not buy or sell our common stock publicly. Since our initial public offering, the average daily trading volume for our common stock has been relatively low. An active public market for our common stock may not develop or be sustained. You may not be able to sell your shares quickly or at the current market price if trading in our stock is not active.

        In addition, the trading prices of securities of technology and Internet companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors, some of which are beyond our control, that could affect the trading price of our common stock may include:

  •
  variations in our results of operations;

  •
  announcements of significant agreements, technological innovations or strategic alliances by us or by our competitors;

  •
  addition or loss of significant customers;

  •
  changes in federal policies or new regulation or legislation which impact our subcontract with the U.S. DOT;

  •
  recruitment or departure of key personnel;

  •
  litigation, legislation, regulation or technological developments that adversely affect our business; and

  •
  changes in the estimates of our results of operations.

        In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against the public company. Regardless of its outcome, this type of litigation could likely divert our management's attention and result in substantial costs to us. You may not receive a positive return on your investment when you sell your shares and you may lose the entire amount of your investment.

Control by principal stockholders could limit the ability of our other stockholders to influence corporate matters and could prevent them from realizing a premium over the market price on their investment.

        Our executive officers, directors and 5% stockholders together beneficially own approximately 53.1% of our common stock, based on the number of shares outstanding as of March 22, 2006. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

The future sale of shares of our common stock may negatively affect our stock price.

        If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. In connection with our recently completed initial public offering, our executive officers and directors and substantially all of our pre-initial public offering stockholders and option-holders executed lock-up agreements that prohibit them from selling, offering to sell, contracting or agreeing to sell, hypothecating, pledging, granting any option to purchase or otherwise dispose of or agree to dispose of any shares of our common stock for the 180 day period from the date of our initial public offering. This lock-up period ends on July 25, 2006, unless extended by the underwriters pursuant to the lock-up agreements. Sales of substantial amounts of shares of our common stock in the public market, or the prospect of such sales, could adversely affect the market price of our common stock. As of March 22, 2006 we have outstanding 20,335,882 shares of common stock. We have registered 4,261,372 shares of common stock that are authorized for issuance under our stock plans. As of December 31, 2005, there were options to acquire 2,000,478 shares of common stock outstanding, exercisable at an average exercise price of $2.43 per share. As of December 31, 2005, there were also warrants to acquire 1,669,570 shares of common stock outstanding, exercisable at an average exercise price of $1.50 per share. In addition, so far during 2006, the Company has issued options to purchase an additional aggregate of 550,430 shares of common stock at an average exercise price of $12.12 per share. To the extent that option and warrant holders exercise outstanding options and warrants, there may be further dilution and the sales of shares issued upon such exercises could cause our stock price to drop further.

Provisions in Delaware law and our charter documents may make it difficult for a third party to acquire us and could depress the price of our common stock.

        Provisions in our certificate of incorporation and bylaws, as amended and restated upon the closing of our recently completed initial public offering, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

  •
  Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

  •
  Our board of directors may issue, without stockholder approval, shares of preferred stock with rights, preferences and privileges determined by the board of directors. The ability to authorize and issue preferred stock with voting or other rights or preferences makes it possible for our board of directors to issue preferred stock with super voting, special approval, dividend or other rights or preferences on a discriminatory basis that could impede the success of any attempt to acquire us.

  •
  Our certificate of incorporation provides for the board of directors to be divided into three classes, each with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders, and each of the two other classes of directors will continue to serve for the remainder of their respective three-year terms, limiting the ability of stockholders to reconstitute the board of directors.

        As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us, which could have the effect of reducing your ability to receive a premium on your common stock.

We do not intend to pay dividends for the foreseeable future.

        We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors.

Item 2.    Properties.

        Our principal executive offices are located in Wayne, Pennsylvania, where we lease approximately 34,600 square feet under a lease that expires in October 31, 2010. These offices are used for sales and marketing, back office processing, business development, storage of our equipment and technology, radio and television production and general corporate and finance activities. Our TIMS system, including computer equipment and database storage facilities, is located in a facility in Philadelphia, Pennsylvania under an agreement with Level 3 Communications. In addition, we lease operation/surveillance centers, broadcast studios and marketing and administrative offices in 22 locations across the United States consisting of over 45,200 square feet in the aggregate, pursuant to the terms of various lease agreements. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.    Legal Proceedings.

Current legal proceedings

Richard P. Ramirez v. Mobility Technologies, Inc. et al.

        On March 22, 2002, Richard Ramirez, our Chief Executive Officer from 2000 to mid-2001, filed a Writ of Summons in the Pennsylvania Court of Common Pleas, Chester County, against us and others, including certain of our officers, directors and investors. On July 16, 2002, we filed a petition with the court to compel arbitration, which the court granted on August 22, 2002. On January 6, 2003, Mr. Ramirez filed his Demand for Arbitration with the American Arbitration Association (AAA), in which he alleged, among other things, that the defendants intentionally and negligently made factual misrepresentations and fraudulently and negligently induced him to accept employment with us. Mr. Ramirez is seeking approximately $1.2 million in damages and the potential equity lost from rescission of shares allegedly earned while he was an employee. On June 11, 2003, we filed a counterclaim with AAA seeking the repayment of a $33,975 loan (plus interest) that we made to Mr. Ramirez while he was employed with us. We have completed interrogatories and document discovery and expect to begin deposition discovery in the near future. We believe Mr. Ramirez's claims against us are baseless and we intend to defend against them vigorously.

Fourth Quarter Legal Proceedings

        In the fourth quarter of 2005, we settled two material legal proceedings.

Santa Fe Technologies, Inc. v. Argus Networks, Inc.

        On July 28, 1999, Santa Fe Technologies, Inc., or SFT, filed a complaint in a New Mexico state court against us and others, including certain of our officers and directors and TL Ventures LLC, whose successor, TL Ventures L.P., is affiliated with certain of our investors. The complaint related to a proposed merger between SFT and us which had been proposed in contemplation of our participation as a subcontractor in a team proposal in response to a federal contract solicitation for an "intelligent" transportation infrastructure system and sought compensatory and punitive damages. In late June 2005, a jury returned a verdict against us on a breach of fiduciary duty claim and a related conspiracy claim and against the investor affiliate on a conspiracy claim finding, that we and the investor affiliate are jointly and severally liable to plaintiff for $6.2 million in compensatory damages, assessing $5.0 million in punitive damages against us and assessing punitive damages against the investor affiliate. In October 2005, the district court entered final judgment against us on the breach of fiduciary duty and conspiracy claims and against the investor affiliate on the conspiracy claim. On November 17, 2005, we, SFT and TL Ventures L.P. entered into a memorandum of settlement with respect to our litigation, which was supplemented by a formal settlement agreement and general release dated as of December 16, 2005. Under these agreements, we and TL Ventures L.P. agreed to pay to SFT an aggregate of $14.25 million in settlement of the litigation, one-half to be paid within 30 days of the date of the settlement agreement and the other half to be paid within 60 days of the date of the settlement agreement. Upon receipt of the full settlement amount, SFT agreed to a general release of us and TL Ventures L.P. and all of our respective officers, directors, agents, employees, limited partners, general partners, members and affiliates and to dismiss the litigation. Also on November 17, 2005, we entered into an agreement with TL Ventures L.P. specifying that each of us will pay one-half of the settlement amount, or $7.125 million. TL Ventures L.P. and we have each made our respective settlement payments to SFT.

Traffic.com, Inc. v. Internet Capital Group, Inc. et al.

        On June 29, 2005, we filed a complaint in the Chester County Pennsylvania Court of Common Pleas seeking a declaratory judgment against Internet Capital Group, Inc., ICG Holdings, Inc. and related entities, or ICG, that the conversion of ICG's Series B convertible preferred stock to common stock on a one-for-five basis (from approximately 5 million shares of Series B preferred stock to approximately 1 million shares of common stock), in connection with our Series E preferred stock financing in March 2003, is valid and that ICG is not entitled to any additional ownership stake in the Company or any other payments or damages in connection with the Series E preferred stock financing or related matters. On July 26, 2005, ICG filed preliminary objections to our complaint for declaratory judgment which, under Pennsylvania practice, is equivalent to a motion to dismiss our complaint. On October 28, 2005, we entered into a settlement agreement with ICG with respect to our litigation. Under this agreement, in exchange for mutual releases and an agreement to dismiss the litigation, we issued to ICG 300,562 shares of our common stock, at a fair value of $3.5 million, and agreed to permit ICG to grant to the underwriters in our recently completed initial public offering the right to purchase up to 66,666 shares of our common stock owned by ICG to cover any over-allotments. On February 23, 2006, the underwriters exercised their over-allotment option and ICG sold 27,141 shares to them.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                Purchases of Equity Securities.

        Our common stock has been quoted on the NASDAQ National Market under the symbol TRFC since our initial public offering on January 25, 2006. Prior to that date, there was no public market for our common stock. For the period from January 25, 2006 through March 22, 2006, the high and low sale prices per share of our common stock as reported on the NASDAQ National Market were $13.30 and $8.78, respectively.

        The only equity securities of the registrant sold by us during 2005 that were not registered under the Securities Act were shares of our Series F convertible preferred stock and the options and warrants described in detail below. On September 7, 2005, we sold an aggregate of 5,042,090 shares of our Series F convertible preferred stock to existing stockholders who were accredited investors at a purchase price of $3.00 per share for an aggregate price of approximately $15.1 million. We offered Series F convertible preferred stock to holders of our Series E convertible preferred stock and our founders on a pro rata basis based on their then current ownership percentage of our common stock (on an as-converted basis). Our offering of Series F convertible preferred stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering. Further, consistent with interpretations and no-action letters issued by the Securities and Exchange Commission, the offering of Series F convertible preferred stock was not required to be registered pursuant to the five-part integration test set forth in Rule 502 of Regulation D under the Securities Act. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from registration.

        In April 2005, we issued a warrant to purchase 116,666 shares of our common stock to National Electric Benefit Fund, our senior secured lender at the time. The warrant has an exercise price of $0.03 and is exercisable at any time prior to its expiration on April 22, 2010.

        In April 2005, we issued warrants to purchase a total of 233,331 shares of our common stock to TL Ventures IV Interfund L.P., TL Ventures IV L.P., PA Early Stage Partners III, L.P. and Safeguard Delaware, Inc. The warrants have an exercise price of $0.03 and are exercisable at any time prior to their expiration on April 22, 2010. PA Early Stage Partners III, L.P. exercised its warrant to purchase 17,565 shares of common stock in August 2005.

        In August 2005, we issued a warrant to purchase 66,666 shares of our common stock to PA Early Stage Partners III, L.P in exchange for a warrant to purchase of 20,000 shares of our common stock. The new warrant has an exercise price of $0.75 per share and is exercisable at any time prior to March 31, 2008.

        In 2005, we issued and sold an aggregate of 81,155 shares of common stock to directors, a former director, officers, and employees through stock option exercises at a weighted average price of $1.00 per share, for aggregate cash consideration of approximately $81,000. This issuance was exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) thereof on the basis that the transaction was pursuant to a compensatory benefit plan.

        In 2005, we issued options to purchase 196,253 shares of our common stock with a weighted average exercise price of $4.36 per share to a number of our current and former employees and directors. These transactions were exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) thereof on the basis that the transactions were pursuant to a compensation benefit plan

        The sales of the above securities were exempt from the registration requirements of the Securities Act, in reliance on Section 4(2) of the Securities Act, Regulation S, Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. There were no underwriters involved in connection with the sale of the above securities.

        As of March 22, 2006 we had approximately 106 holders of record of our common stock.

Use of Proceeds from Registered Securities

        Our registration statement on Form S-1 (Reg. No. 333-127973) in connection with our initial public offering was declared effective by the SEC on January 24, 2006. As of the date of the filing of this report, the offering has terminated and 6,950,000 shares of our common stock were sold pursuant to our registration statement, including 62,334 shares sold by selling stockholders. The underwriters of the offering were WR Hambrecht + Co, LLC and JMP Securities, LLC. Net proceeds from the sale of 6,887,666 shares of common stock sold by us, based on the initial public offering price of $12.00 per share, and after deducting the underwriting discount and offering expenses payable by us, were approximately $74.7 million. No payments for our expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We have used $37.7 million and $4.1 million of the net proceeds, respectively to repay all outstanding principal and accrued and unpaid interest under a senior secured credit facility and a revolving credit facility utilized by the Company prior to the public offering. We intend to use the balance of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

        There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Equity Compensation Plans

        We have three equity incentive plans: our 2005 Long-Term Incentive Plan (the 2005 Plan) and our 1999 Long-Term Incentive Plan and our 1999 Non-Employee's Stock Plan (the 1999 Plans). Our 2005 Plan was approved by stockholders on January 18, 2006 and became effective on January 24, 2006. As of December 31, 2005, a total of 2,511,372 shares of our common stock had been reserved for issuance under the 1999 plans. In January 2006 an additional 1,750,000 shares of common stock were reserved for issuance under the 2005 Plan. All outstanding options and warrants at December 31, 2005 were granted under our 1999 Plans. All future awards will be made under the 2005 Plan. The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,435,477	$2.13	75,895

Item 6.    Selected Financial Data.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue
Advertising	$15,349	$24,068	$36,045	$39,449	$38,871
Traffic data services	559	1,083	581	2,993	4,422
License agreement	—	2,055	750	—	—

	15,908	27,206	37,376	42,442	43,293
Cost of revenue	21,880	31,070	30,988	32,090	33,567

Gross margin (loss)	(5,972)	(3,864)	6,388	10,352	9,726
Operating expenses:
Research and development	3,161	2,391	2,828	3,647	3,905
Sales and marketing	8,273	9,524	14,086	12,032	16,177
General and administrative	7,663	6,060	6,402	7,229	8,704
Legal settlements	—	—	—	—	18,473(1)

	19,097	17,975	23,316	22,908	47,259

Loss from operations	(25,069)	(21,839)	(16,928)	(12,556)	(37,533)
Interest income (expense), net	862	(5,052)	(4,151)	(3,428)	(5,609)

Net loss	$(24,207)	$(26,891)	$(21,079)	$(15,984)	(43,142)

Redemption and accretion of redeemable convertible preferred stock	(2,990)	(2,930)	34,824(2)	(2,128)	(2,037)

Net income (loss) attributable to common stockholders	$(27,197)	$(29,821)	$13,745	$(18,112)	(45,179)

Net income (loss) attributable to common stockholders per share:
Basic	$(14.41)	$(15.79)	$5.15	$(5.91)	(13.00)
Diluted	$(14.41)	$(15.79)	$1.45	$(5.91)	(13.00)
Number of shares used in per share calculation:
Basic	1,888	1,889	2,671	3,064	3,474
Diluted	1,888	1,889	9,492	3,064	3,474

(1)
Includes a $14.3 million charge in connection with the settlement of litigation, half of which was paid by an investor affiliate and half of which was paid by us.

(2)
Includes gains recognized on the redemption of Series D preferred stock and gains recognized on the exchange of Series A through D preferred stock as described on Note 10 to the financial statements.

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$6,643	$15,961	$8,999	$4,898	$13,143
Total assets	24,236	33,625	36,188	33,730	54,978
Long-term deferred revenue and deferred license fees	4,063	10,973	9,159	26,963	32,646
Senior secured credit facility and accrued interest	—	24,722	24,850	23,744	37,659
Other long-term liabilities	155	96	35	—	678
Redeemable convertible preferred stock	61,428	64,358	37,686	39,814	56,977
Total stockholders' deficit	(47,902)	(77,338)	(48,217)	(66,120)	(97,677)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and our consolidated financial statements and the notes to those statements appearing elsewhere in this document. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this document, particularly under the caption "Risk Factors."

Overview

Introduction

        We believe that we are a leading provider of accurate, real-time traffic information in the United States, based on the quality of our traffic data and the extent of our geographic coverage. We offer detailed traffic information, including specific speeds, travel times and delay times. We are able to provide this information by combining traffic incident and event information collected using traditional methods, such as helicopters, video cameras, mobile units and emergency scanners, with comprehensive traffic flow data collected through a large network of roadside traffic sensors. We have built a sophisticated data management system that allows us to process information in real time and deliver customized reports to large numbers of radio, television, Internet, wireless device, and in-vehicle navigation system users. Currently, we provide traffic information for 35 of the largest metropolitan areas in the United States, covering approximately 64 million commuters, in such cities as Boston, Chicago, Houston, Los Angeles, New York, Philadelphia, San Diego and San Francisco.

        The traffic flow data that we provide has been largely unavailable to consumers in the past. By combining traffic incident and flow data, our system is designed to enable drivers to make informed decisions as to route selection and departure times. We collect flow data using our own sensor network as well as government-owned sensors. We have aggregated multiple sensor network systems to create what we believe to be the largest network of real-time traffic sensors in the United States. Our Traffic Information Management System (TIMS) allows us to aggregate traffic data from all sources into a standard format and process the data for real-time delivery and for archiving. TIMS collects and processes over 25 million traffic flow records and roughly 25,000 incident description records on a daily basis.

        We were incorporated in Delaware under the name Argus Networks, Inc. in October 1998. In November 1998, Encompass Corporation, a Pennsylvania corporation incorporated in 1995, was merged into our company. In October 1999, we changed our name to Traffic.com, Inc. and in May 2001, we changed our name to Mobility Technologies, Inc. In March 2005, we changed our name back to Traffic.com, Inc.

        In 1999, we began construction of our sensor network, and in 2000, we began to license our traffic data to the U.S. Department of Transportation (U.S. DOT) and certain state and local government agencies. We began selling our traffic information to radio stations in 2000 and to television stations in 2001 in exchange for advertising inventory. In the first quarter of 2004, we expanded our business model and began to provide traffic data services to businesses for their own commercial purposes. In July 2005, we launched our enhanced website which is designed to include advertising and offers wireless services. In July 2005, we also began to offer advertising sponsorships on our second-generation television product, Traffic Pulse NeXgen, and on our wireless service.

Revenue Profile and Business Trends

        To date, substantially all of our revenue has been derived from the sale of advertising on radio and television stations, as well as from providing our traffic data to the U.S. DOT and certain state and local government agencies. We believe that our newer revenue opportunities, including Internet and wireless advertising, and commercial traffic data services, will become an increasingly larger percentage of our total revenue. We intend to invest significant resources in our marketing campaign in order to increase brand recognition of Traffic.com.

        Advertising.    In 2000, we entered into our first contracts with radio stations to provide traffic information in exchange for advertising inventory, which we then sell through our own direct sales force. In 2001, we signed our first contracts with television stations, under which we also provide traffic information in exchange for advertising inventory. Certain of our radio and television contracts require us to provide production services, such as announcers and producers, and/or make cash payments, in addition to providing traffic information. We also enter into contracts with certain radio stations under which we buy advertising time solely in exchange for cash in order to be able to offer advertisers access to a more comprehensive range of markets. We do not provide traffic information to these stations. Our television and radio contracts are generally for a term of one to three years and may be terminated with no penalty by either party if the other party breaches the agreement or is in bankruptcy. Some of the three-year agreements may be terminated by the customer after 18 months upon 30 days notice to us.

        In July 2005, we began to offer Internet advertising on our enhanced website and the websites of our customers and we recently began to offer advertising on our wireless consumer services. Based on industry reports of projected growth in the Internet advertising market from $12.0 billion in 2004 to $22.0 billion in 2008, and based on our strategy to increase awareness of our Traffic.com brand, we believe that Internet and wireless advertising provide us with an attractive opportunity to increase our revenue. The Internet and wireless advertising markets, however, are new and rapidly evolving. We have had no significant revenue from Internet and wireless advertising to date. Our success in attracting Internet advertisers will depend, in large part, on our ability to significantly increase the number of visitors to our website. We intend to invest significant resources in our branding campaign to increase brand recognition of Traffic.com.

        We currently expect Internet and wireless advertising to increase to between 15% and 30% of our total revenue within the next three years, as we invest in our branding campaign in the expectation that the number of visitors to our www.traffic.com website and users of our wireless services will grow. We expect our radio and television advertising revenue to increase in dollar amount as we expand the number of metropolitan areas in which we provide traffic information, but to decrease as a percentage of total revenue to between 55% and 65% within the next three years. We are actively seeking to stimulate growth of Internet and wireless advertising by developing co-branding opportunities on our media customers' websites, such as www.weather.com and www.comcast.net, and by increasing the services offered on our own website.

        Traffic Data Services.    In the first quarter of 2004, we entered into our first commercial traffic data services agreement with XM Satellite Radio Holdings, Inc., which uses our traffic data for 21 metropolitan areas. The XM Satellite Radio agreement has a term of five years. Subsequently, we entered into a five-year traffic data services agreement with NAVTEQ Corporation, which has been using our traffic data since June 2004 in conjunction with its mapping data as content in a variety of services, including in-vehicle navigation systems. In 2005, we entered into a three-year agreement with The Weather Channel, Inc., which uses our traffic data to provide traffic information on its website, cable networks, local programming and desktop application. We also entered into a two-year agreement with Motorola, Inc., which has been using our traffic data since March 2005 to provide traffic information in its VIAMOTO solution, a suite of location software for cell phones. Most recently, we have entered into a three-year agreement with Comcast Cable Communications Management LLC, pursuant to which we will provide our traffic service incident, event and flow data to Comcast for use on its www.comcast.net website. We currently anticipate that Comcast will begin utilizing our data starting in the second quarter of 2006. In each of these agreements, either party may terminate the agreement with no penalty, if the other party breaches the agreement or is in bankruptcy. We currently expect that our traffic data services revenue, excluding government data services, will increase as a percentage of our total revenue from approximately $1.4 million, or 3.3%, of total revenue in 2004 and $2.6 million, or 6.0%, of total revenue in 2005 to between 8% to 10% of total revenue within the next three years.

        Traffic.com Website and Consumer Wireless Services.    In July 2005, we launched our enhanced www.traffic.com website and we began to offer our consumer wireless services, which allow drivers to receive route-specific information on wireless devices. We have commenced a focused campaign to attract users and advertisers to our website and to websites of our media customers that are co-branded with www.traffic.com. These new distribution channels are designed to provide advertising opportunities for our advertising customers. We began offering these services free of charge in January 2006.

        Operations and Infrastructure Support for New Revenue Opportunities.    Since 1999, we have made a significant investment in our development and enhancement of TIMS, our proprietary system for collecting, analyzing and distributing traffic data through a variety of delivery channels, as well as our sensor network for collecting traffic data in real time. Based on this investment and the resulting scalability and flexibility of TIMS, which is designed to allow for very high and increasing transaction volumes and to integrate with new technologies with minimal additional development effort, we believe that we should be able to incorporate new revenue opportunities at relatively low additional cost. As we have added new products and services, we have expended approximately $1.5 million in 2004 and 2005 on technology infrastructure and development capital and expect to spend a total of $3.0 million to $4.0 million in 2006. As we expand our geographic coverage we have expended approximately $0.9 million in 2004 and 2005 on facilities expansion, principally new traffic operations centers, and anticipate spending a total of $1.0 million to $2.0 million on new facilities in 2006.

Sources of Revenue

  Advertising

        Radio and Television Advertising.    In exchange for providing traffic information, cash and/or production services (including announcers and producers) to radio and television station customers, we receive the right to sell advertising time adjacent to traffic, news or weather reports as well as the right to sell advertisements on our customers' websites. Additionally, under certain of our contracts with radio stations to which we do not provide traffic information, we buy for cash the right to sell a set amount of advertising time, primarily to expand our advertising sales coverage. We refer to the advertising time that we receive in exchange for these two types of contracts as "owned inventory." As of December 31, 2005, we had contracts to acquire owned inventory from over 392 radio stations (including 107 to which we provided our traffic information services, including both our Traffic Pulse Broadcaster and/or our affiliate web offering) and with 45 television stations. Revenue from owned inventory advertising grew from $26.0 million in 2003 to $30.3 million in 2004 to $33.0 million in 2005.

        We supplement our owned inventory by purchasing additional advertising time for cash from time to time from radio stations that are not under contract with us. These purchases, referred to as "cash buys," usually are made to satisfy specific advertisers' needs for additional coverage on particular stations or in smaller markets. Because cash buys are purchased in the spot market on an as-needed basis, the cost of acquiring this advertising is higher than the cost of owned inventory. As a result, margins for the sale of cash buys are generally lower than the margins that can be achieved from the sale of owned inventory.

        Revenue from our radio and television advertising is recognized in the month that an advertisement is aired.

        In May 2005, we launched our first traffic-focused, four-hour television news program, which is broadcast during the morning commuting hours on a Viacom-owned UPN station in Philadelphia. This program changes the standard morning news format by focusing first on traffic, which constitutes approximately 40% of airtime, then approximately 40% on weather and the balance on news. We produce and broadcast this program from our own studio facility in our principal office. This program, which we expect to introduce in other markets, provides us with significant opportunities for promoting our brand name on air, which we believe could lead to an increase in the number of users of our other services, such as our website and consumer wireless services. In return for this service, we received an upfront fee from Viacom, and receive advertising inventory. In addition, we are entitled to all of the advertising revenues earned from the sale of any naming, sponsorship or other promotional rights related to NeXgen. Viacom has a one-time right to terminate this agreement at a specified time.

        We are amortizing the initial license fee received from Viacom ratably over a period of five years, which represents the initial contract term. We intend to recognize any sponsorship and promotional revenues generated from the contract with Viacom over the period that the sponsorship or promotion is aired. As of December 31, 2005, no revenues had yet been generated from sponsorships or promotional rights. In addition, we recognize revenue from the advertising spots we receive from Viacom at the time an advertisement airs.

        Internet and Wireless Advertising.    With the introduction of our enhanced website and consumer wireless services in July 2005, we have begun to offer advertising on our own www.traffic.com website and in connection with our wireless services, in addition to offering advertising on the websites of a number of our customers. We have not generated any significant revenue from either Internet or wireless advertising to date. We intend to invest a total of $4 million to $5 million in 2006 in our branding campaign to increase brand recognition of Traffic.com. Revenue from Internet and wireless advertising will be recognized over the period during which the advertisement is displayed or aired. We price Internet and wireless advertisements based upon a cost per thousand impressions delivered. We are not required to display or air any minimum number of Internet or wireless advertisements. In some cases, we agreed with our radio and television customers to whom we provided website traffic data services to share revenue from any subscriptions for our wireless services generated directly from their websites, with the customer receiving approximately 20% of the revenue generated. In accordance with EITF 99-19, the Company would recognize the gross revenue subject to this revenue-sharing arrangement with the applicable customer payment recorded as a direct cost of revenue. As of January 14, 2006, however, we ceased charging subscription fees for our wireless services.

        We believe that our multiple media delivery platforms provide advertisers with an attractive cross-media campaign opportunity. Our advertisers can reach their customers at various times of day using advertisements associated with our traffic content aired on radio and television, placed on our website and embedded in our wireless services. We believe that this cross-media opportunity will result in heightened interest in our services from advertisers.

  Traffic Data Services

        Government Services.    In 1999, in a competitive bidding process under the 1998 Transportation Equity Act for the 21st Century (TEA-21), we were awarded, as principal subcontractor to the U.S. DOT, a subcontract to enable us to deploy an intelligent transportation infrastructure system to collect and distribute traffic flow data. TEA-21 envisioned a program in more than 40 metropolitan areas. Under the terms of this subcontract, of the $2.0 million received by our prime contractor for each designated metropolitan area, we are paid 95% or $1.9 million, to provide to federal and state transportation agencies the traffic flow data from our sensor network in these areas for non-commercial purposes, such as research, infrastructure planning and congestion management. We retain the exclusive right to use this data for commercial purposes. As a condition to our receipt of federal funds for each metropolitan area, we are required to commit, or have a third party provide, an additional $0.5 million in cash or services per metropolitan area deployed.

        Under our subcontract, we own and are responsible for constructing, operating and maintaining our sensor networks. We have engaged a third party contractor for the installation of the sensors used in our network. As part of this arrangement, the contractor acquires and assembles the component parts of the sensors, installs the sensors on a site (typically a pole) and calibrates the sensors. More than one sensor can be mounted at one site, in order to cover more than one direction on a roadway or multiple roadways in close proximity. We pay the contractor a specified amount per site, which varies per metropolitan area based on the number of sites to be installed in that area. There are a number of third parties capable of providing site installation services. A number of factors are considered in the planning phase of the network installation process that determines the number of sites required in a metropolitan area. Some metropolitan areas have existing sensors on targeted roadways which we can utilize in our system. In those instances, our installation efforts will focus on supplementing the existing sensors, which can reduce the number of sensors that we need to install. The size of the metropolitan area and the number of congested roads is also a factor. The distance between sensors varies based on availability of roadside locations to install the sensors and the distance between exit or entrance ramps, but the sensors are generally at a set distance.

        Our ability to recognize revenue from our federal subcontract is based on when we obtain formal customer acceptance of the system. Revenue is then recognized over the estimated service period of the contract of 15 years. Revenue recognized under our federal subcontract totaled $0.3 million in 2003, $0.4 million in 2004 and $0.9 million in 2005.

        In addition, as a subcontractor to the U.S. DOT, we must enter into agreements with state or local government agencies responsible for the metropolitan areas in which we deploy our sensor network, in order to proceed with deployment of the network. Once the relevant state or local agency accepts our proposal and enters into a contract with us, we are required to meet certain milestones, including federal acceptance of our plans, designs and architecture. As of March 15, 2006, we have completed our sensor network and received system acceptance from the relevant transportation agencies in Boston, Chicago, Oklahoma City, Philadelphia, Pittsburgh, Providence, San Diego, St. Louis and Tampa. We are collecting data from sensor networks that we are in the process of constructing in Detroit, Los Angeles, Phoenix, San Francisco, and Washington, DC. We are under contract to deploy our sensor network in Baltimore, Salt Lake City and Seattle. Our agreement with the Utah Department of Transportation includes the integration of cell phone probe data into TIMS in Salt Lake City. As of March 1, 2006, we are recognizing revenue from our sensor network in connection with our subcontract from the U.S. DOT in Boston, Chicago, Philadelphia, Pittsburgh, Providence, San Diego, St. Louis and Tampa.

        We are obligated to reinvest in activities and equipment related to our sensor network or share a specified percentage of our revenue that is directly attributable to the commercial sales of flow data generated under the program from the sensors we install and own. This amount is calculated as 5% of revenue generated from commercial sales of such flow data between $250,000 and $1.0 million and 10% of such revenue over $1.0 million. This amount does not include revenue from sales of flow data collected from government-owned sensor systems, which constitutes a significant amount of the flow data for many of the metropolitan areas that we cover, or from information which is gathered independently about incidents and events. To date, the total amount of our reinvestment and revenue sharing has not been material, and amounted to $0.1 million in 2005. The activities funded are determined in consultation with the relevant state or local agency. These funds may be used for a number of purposes, including integrating the existing state and local agency intelligent transportation systems with our sensor network or installing additional sensors.

        Commercial Traffic Data Services.    In the first quarter of 2004, we began to enter into agreements with companies to provide our traffic data directly to these customers for their own use in their websites and media and service offerings. Our first such agreement was with XM Satellite Radio and, since that time, we have entered into agreements with NAVTEQ, Motorola, The Weather Channel and Comcast. Revenue from our other traffic data services agreements includes one or more of annual usage and exclusivity fees, fees for 24/7 support services, and in-vehicle traffic data subscription fees. Revenue from these data service agreements was $1.4 million in 2004, the first year in which we recognized such revenue, and $2.6 million in 2005. Revenue recognition from these contracts varies, based upon contract minimums, subscriber growth and special services provided by us.

        Under our NAVTEQ agreement, NAVTEQ has paid us $9.9 million as an advance against subscription, license and other fees payable by NAVTEQ. Upon expiration or earlier termination of the agreement, we are required to repay NAVTEQ an amount equal to (i) any portion of the $9.9 million advance payment that has not yet been earned, less (ii) aggregate specified annual minimum license fees of $0.4 million in each of the first, second and third years of the agreement, $0.8 million in the fourth year of the agreement and $1.0 million in the fifth year of the agreement. Upon expiration of the agreement, if it is not renewed, up to $1.9 million of any remaining portion of the advance fee that we are required to repay may, at our option, be repaid in quarterly installments over three years at an interest rate of prime plus 1%.

        The NAVTEQ agreement has a term of five years. The agreement may be terminated by either party upon a material breach not cured within thirty days' notice, a performance failure caused by a force majeure event not cured within six months or bankruptcy of the other party. A material breach includes a material breach by us of our service level commitment to NAVTEQ, but only if more than 15% of the covered population is affected by the service failure for more than 180 days or the failure lasts longer than 270 days. Each party may terminate the agreement if the other sells all or substantially all of its business to certain specified entities.

        Consumer Wireless Subscriptions.    Following the completion of our enhanced website, we began to offer subscription wireless services to consumers in July 2005. On January 14, 2006, we began to offer all of our wireless services free of charge to consumers, as we plan to focus on obtaining advertising-based revenues from these services. Users can sign up for a number of my traffic.com personalized traffic services within the my traffic.com section of the traffic.com website.

        We have begun to offer advertising opportunities and sponsorships associated with our free wireless services to our advertising customers, although we have generated only minimal advertising revenue from this source to date.

        Revenue from advertising and sponsorships in connection with our wireless services will be recognized over the period during which the advertisement or sponsorship is displayed and will be recognized as advertising revenue in our statement of operations.

        License Agreement.    In April 2002, we entered into an intellectual-property based financing transaction, which was structured as a license agreement, that resulted in funding of $11.0 million. Under the license agreement, we transferred various intellectual property rights, including patents, copyrights, trademarks and domain names, to the technology development corporation and were granted an exclusive license to use the intellectual property rights in exchange for a quarterly royalty payment. The royalty payments were equal to a percentage ranging from 1% to 5% of the net revenue from the use of the licensed intellectual property rights, up to $0.3 million per quarter. We classified the license agreement for accounting purposes as a research and development agreement and recognized revenue based on the completion of new Developed Technology (as defined in the statement of work within the license agreement).

        We maintained the right to repurchase the intellectual property rights at any time upon payment of $11.0 million less any royalty payments made to the technology development corporation through the repurchase date. In April 2003, we and the technology development corporation agreed to terminate the license agreement. In exchange for a payment of $10.0 million and the issuance of $0.4 million in debt (which represented the then-current value of the license agreement less interim royalty payments), the intellectual property rights reverted to us.

  Cost of Revenue

        Cost of revenue consists of media inventory expenses, traffic data collection expenses, and other technology costs associated with maintaining TIMS.

        Media Inventory.    Media inventory expenses consist of cash paid to purchase advertising inventory under long-term contracts with radio stations. In addition, media inventory expenses include cash payments to radio stations to purchase additional advertising inventory in the spot market on an as-needed basis, which we refer to as "cash buys." As we expand our presence into a larger number of metropolitan areas in the United States, we expect our media inventory expenses to decrease as a percentage of total revenue.

        Traffic Data Collection Expenses.    Traffic data collection expenses consist of the costs of personnel, both full-time and part-time, the costs of aircraft and automobiles, the monitoring of police and emergency response vehicles, the depreciation of our traffic flow data sensor network, the use of state and local agency data sources where available (including sensors and cameras), and our own camera network. These expenses also include occupancy and communications costs for our national operations center and local operations centers. Traffic data collection costs are expected to continue to increase as we expand from our presence in 35 metropolitan areas as of March 1, 2006. We plan to utilize existing operations centers where it is efficient and effective to do so.

        Other Technology Expenses.    Technology expenses primarily consist of personnel and related costs for employees engaged in the development and ongoing maintenance of TIMS, including hardware and internal product development expenses and the cost of consultants engaged to assist with various software development programs. In addition, these expenses include communications costs; capital depreciation of computer hardware; and the depreciation of certain technology costs capitalized in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We expect to continue to incur development costs as we add products and services.

        License Agreement.    License agreement expenses consisted of royalty payments and certain development costs related to intellectual property covered by the license agreement.

Operating Expenses

        Research and Development    In accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," research and development costs include those labor costs incurred during the application development stage of internally developed software. In addition, research and development costs also include costs associated with licensing third-party software and other quality assurance costs.

        Sales and Marketing Expenses.    Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales, business development and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and bad debt expense. While the operating costs associated with our traditional radio and television relationships have remained relatively flat over the last year, we have incurred additional costs in connection with our business development efforts related to Internet advertising and product development. Since mid-2005, we have significantly increased our expenditure of funds for brand marketing and expect to continue or increase this spending for the foreseeable future. We currently expect to spend approximately $4.0 million to $5.0 million in 2006.

        General and Administrative Expenses.    General and administrative expenses consist of personnel and related costs of our management, finance, human resources, technology support and administrative personnel, professional fees and other corporate expenses. As we expand our business and incur additional expenses associated with being a public company, we believe that general and administrative expenses will also increase. While we cannot predict with certainty what the additional costs of being a public company will be, a review of comparable companies would suggest that additional costs could be between $1.5 million and $3.0 million annually.

        Legal Settlements.    Legal settlement expenses consist primarily of the settlement against us and our investor affiliate in the Santa Fe litigation. Although we are required, in accordance with the SEC Staff Accounting Bulletin Topic 5T, Accounting for Expense or Liabilities Paid by Principal Stockholder(s), to recognize the full amount of the settlement in our statement of operations, one-half of the settlement, which has been paid by our investor affiliate, is treated as a capital contribution to us. Legal settlement expenses also includes the estimated fair value of common stock and warrants issued to two investors in settlement of claims of $4.2 million.

Results of Operations

        The following table sets forth the items in our historical statements of operations for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2003	2004	2005
Revenue
Advertising	96.4%	92.9%	89.8%
Traffic data services	1.6%	7.1%	10.2%
License agreement	2.0%	0.0%	0.0%

	100.0%	100.0%	100.0%
Cost of revenue	82.9%	75.6%	77.5%

Gross margin	17.1%	24.4%	22.5%
Operating expenses:
Research and development	7.6%	8.6%	9.0%
Sales and marketing	37.7%	28.3%	37.4%
General and administrative	17.1%	17.0%	20.1%
Legal settlements	—	—	42.7%

	62.4%	53.9%	109.2%

Loss from operations	(45.3)%	(29.5)%	(86.7)%
Interest income (expense), net	(11.1)%	(8.1)%	(13.0)%

Net loss	(56.4)%	(37.6)%	(99.7)%

Redemption and accretion of redeemable convertible preferred stock	93.2%	(5.0)%	(4.7)%

Net income (loss) attributable to common stockholders	36.8%	(42.6)%	(104.4)%

Comparison of the Years Ended December 31, 2004 and 2005

  Revenue

        Revenue increased from $42.4 million in 2004 to $43.3 million in 2005, a 2.1% increase.

        Advertising.    Advertising revenue decreased slightly from $39.4 million in 2004 to $38.9 million in 2005; however, owned inventory revenue, which generates higher margins, increased from $30.3 million, or 76.9% of advertising revenue in 2004 to $33.0 million, or 85.0% of advertising revenue in 2005, a 8.9% increase. Our advertising revenue growth was impacted by our decision at the end of 2004 not to renew an agreement with a large network radio customer which had generated approximately $5.6 million in revenues in 2004, based on unacceptable terms proposed by the customer. Owned inventory revenue has steadily increased, both in absolute dollars and as a percentage of total advertising revenue, as the number of our radio and television customers has grown, due in part to the launch of Traffic Pulse NeXgen in the fourth quarter of 2004.

        Traffic data services.    Traffic data services revenue grew from $3.0 million in 2004 to $4.4 million in 2005, a 46.7% increase. The increase was due to commencing revenue recognition with respect to four additional cities under the U.S. DOT contract and increases in revenue generated from the XM Satellite Radio and NAVTEQ agreements and a new agreement with The Weather Channel for the use of our data on their cable stations, website and desktop applications.

  Cost of revenue

        Cost of revenue increased from $32.1 million in 2004 to $33.6 million in 2005, a 4.7% increase. Cost of revenue as a percentage of revenue increased from 75.6% in 2004 to 77.5% in 2005.

        Media Inventory.    Media inventory expenses decreased from $18.9 million in 2004 to $16.9 million in 2005, a 10.6% decrease. Our media inventory expenses decreased as a percentage of revenue from 44.5% in 2004 to 39.0% in 2005. The decrease in both absolute dollars and as a percentage of revenue was primarily due to our decision at the end of 2004 not to renew the agreement with a large network radio customer described above. Such non-renewal resulted in lower expense of approximately $1.8 million, as well as an increase in owned inventory sales, which reduced the need for lower margin cash buys purchased on the open market.

        Traffic data collection.    Traffic data collection expenses increased from $12.4 million in 2004 to $15.8 million in 2005, a 27.4% increase. Our traffic data collection costs as a percentage of revenue increased from 29.1% in 2004 to 36.6% in 2005. The increase both in amount and as a percentage of revenue was primarily due to an increase in compensation and related costs, including on-air talent and production staff, of $2.2 million due to our increased number of radio and television customers and expansion in the number of markets being serviced from 24 in 2004 to 35 in 2005. In addition, depreciation expense increased $0.2 million as a result of commencing depreciation of our sensor network in four additional cities, and maintenance and communication costs relating to the digital sensor network increased $0.5 million primarily as a result of the upgrading of our wireless modems in certain of our markets.

        Other technology expenses.    Other technology expenses were $0.9 million in 2004 and 2005. Our other technology expenses as a percentage of revenue was 2.0% in 2004 and 2005.

  Operating expenses

        Research and development.    Research and development expenses increased from $3.6 million in 2004 to $3.9 million in 2005, an 8.3% increase. Research and development expenses increased as a percentage of revenue from 8.6% in 2004 to 9.0% in 2005. The increase in both amount and as a percentage of revenue was due mainly to an increase in third party software licensing costs and product maintenance costs which were offset by a decrease in compensation and related employee costs as a result of increased capitalization of product development efforts, specifically the enhanced website and consumer based products.

        Sales and marketing.    Sales and marketing expenses increased from $12.0 million in 2004 to $16.2 million in 2005, a 35.0% increase. Our sales and marketing expenses as a percentage of revenue increased from 28.3% in 2004 to 37.4% in 2005. The increase, in both amount and as a percentage of revenue, was primarily due to $2.1 million of additional marketing expenses for branding, external product marketing, and public relations and an expanded presence at trade shows. In addition, compensation and related expenses increased $1.2 million due to staff additions, specifically in business development and marketing personnel.

        General and administrative.    General and administrative expenses increased from $7.2 million in 2004 to $8.7 million in 2005, a 20.8% increase. Our general and administrative expenses as a percentage of revenue increased from 17.0% in 2004 to 20.1% in 2005. The increase in both amount and as a percentage of revenue was due mainly to a $0.8 million increase in compensation costs due to staff additions and incentive bonus payments in the fourth quarter, and a $0.5 million increase in legal expenses, specifically for the Santa Fe matter which went to trial in 2005.

        Legal Settlements.    Legal settlement expenses were $18.5 million in 2005, which was 42.7% of revenue. These costs consisted of the entire settlement against us and our investor affiliate in the Santa

Fe litigation of $14.25 million. Although we are required, in accordance with the SEC Staff Accounting Bulletin Topic 5T, Accounting for Expense or Liabilities Paid by Principal Stockholder(s), to recognize the full amount of the settlement in our statement of operations, one-half of the settlement ($7.125 million), which was paid by our investor affiliate, was treated as a capital contribution to us. Legal settlement expenses also include the fair value of common stock and warrants issued to two investors in settlement of claims.

        Interest income (expense), net.    Net interest expense increased from $3.4 million in 2004 to $5.6 million in 2005, a 64.7% increase. Net interest expense was impacted in 2004 and 2005 by amendments to our senior secured credit facility in April of each year. The amendments, which included an interest rate reduction in 2004 and a two-year extension in 2005, were retroactive to the inception of the facility in April 2002 and required cumulative adjustments to interest expense through the date of each amendment. This reduced interest expense by $3.8 million in 2004 and increased interest expense by $0.7 million in 2005. Deferred financing fees amortized into interest expense in 2004 were $3.3 million and $0.6 million in 2005. The expense in 2004 included the write-off of previously deferred financing costs as a result of the 2004 amendment to our senior secured credit facility. Lastly, interest expense was $3.9 million 2004 and $4.5 million in 2005.

Comparison of the Years Ended December 31, 2003 and 2004

  Revenue

        Revenue increased from $37.4 million in 2003 to $42.4 million in 2004, a 13.4% increase.

        Advertising.    Advertising revenue increased from $36.0 million in 2003 to $39.4 million in 2004, a 9.4% increase. The increase was due primarily to an increase in owned inventory revenue which grew from $26.0 million, or 72.2% of advertising revenue in 2003, to $30.3 million, or 76.9% of advertising revenue in 2004, a 16.5% increase. The increase in owned inventory revenue was due to an increase in the number of radio and television customers and continued an annual historical trend of owned inventory revenue growth.

        Traffic data services.    Traffic data services revenue increased from $0.6 million in 2003 to $3.0 million in 2004, a 400.0% increase. The increase was due to recognizing revenue for two additional cities under the U.S. DOT contract at various times during 2004, as well as revenue from our agreements with XM Satellite Radio and NAVTEQ entered into during 2004.

        License agreement.    Revenue recognized from our license agreement decreased from $0.8 million in 2003 to $0.0 in 2004 as a result of the repurchase of the licensed technology in April 2003.

  Cost of revenue

        Cost of revenue increased from $31.0 million in 2003 to $32.1 million in 2004, a 3.5% increase. Cost of revenue as a percentage of revenue decreased from 82.9% in 2003 to 75.6% in 2004.

        Media inventory.    Media inventory expenses decreased from $19.4 million in 2003 to $18.9 million in 2004, a 2.6% decrease. Our media inventory expenses decreased as a percentage of revenue from 51.8% in 2003 to 44.5% in 2004. These decreases were due to the increase in owned inventory revenue, which reduced the need for lower margin cash buys.

        Traffic data collection.    Traffic data collection expenses increased from $9.6 million in 2003 to $12.4 million in 2004, a 29.2% increase. Our traffic data collection costs as a percentage of revenue increased from 25.6% in 2003 to 29.1% in 2004. The increase in traffic data collection costs was due to additional costs resulting from growth in the number of our radio and television customers, an increase in markets being serviced from 17 in 2003 to 24 in 2004, and the expansion of coverage hours in 19 markets from 16 hours per day to 24 hours per day, seven days a week. The expansion of coverage hours was in support of certain data services agreements.

        Other technology expenses.    Other technology expenses decreased from $1.3 million in 2003 to $0.9 million in 2004, a 30.8% decrease. Other technology expenses decreased as a percentage of revenue from 3.5% in 2003 to 2.0% in 2004. The decrease both in amount and as a percentage of revenue was due mainly to a decrease in depreciation expense resulting from certain assets that were fully depreciated during the period.

        License Agreement.    Expenses from our license agreement decreased from $0.8 million in 2003 to $0 in 2004 as a result of the repurchase of the licensed technology in April 2003.

  Operating expenses

        Research and development.    Research and development expenses increased from $2.8 million in 2003 to $3.6 million in 2004, a 28.6% increase. Research and development expenses increased as a percentage of revenue from 7.6% in 2003 to 8.6% in 2004. The increase both in amount and as a percentage of revenue was due mainly to an increase in compensation and related costs of $0.5 million and a $0.2 million increase in the computer equipment purchases relating to product development efforts.

        Sales and marketing.    Sales and marketing expenses decreased from $14.1 million in 2003 to $12.0 million in 2004, a 14.9% decrease. Our sales and marketing expenses as a percentage of revenue decreased from 37.7% in 2003 to 28.3% in 2004. This reduction was primarily due to reduced compensation and related costs of $1.6 million from sales staff reductions, resulting from a sales force reorganization. The staff reduction impacted travel and entertainment costs, which decreased by $0.3 million. In addition, bad debt expense was reduced by $0.2 million due primarily to the collection of a large advertising account that was previously reserved for in the allowance for doubtful accounts.

        General and administrative.    General and administrative expenses increased from $6.4 million in 2003 to $7.2 million in 2004, a 12.5% increase. Our general and administrative expenses decreased as a percentage of revenue from 17.1% in 2003 to 17.0% in 2004. The increase in absolute dollars was due to a $0.5 million increase in professional fees, specifically for legal costs and consulting.

        Interest income (expense), net.    Net interest expense decreased from $4.2 million in 2003 to $3.4 million in 2004, a 19.0% decrease. Net interest expense was impacted in 2003 and 2004 by amendments to our senior secured credit facility in April of each year. The amendments, which included interest rate reductions, were retroactive to the inception of the facility in April 2002 and required cumulative reductions of interest expense through the date of the amendment of $4.4 million in 2003 and $3.8 million in 2004. Deferred financing fees, including the write-off of previously deferred financing costs required as a result of the amendments, amortized into interest expense were $2.2 million in 2003 and $3.3 million in 2004. Interest expense was $6.5 million in 2003 and $3.9 million in 2004.

Quarterly Results of Operations

        The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2005. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. This data should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this prospectus. The operating results for any quarter should not be considered indicative of results for any future period.

	Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(In thousands, except per share amounts) (unaudited)
Revenue
Advertising	$8,492	$10,681	$9,977	$10,299	$8,330	$11,177	$9,564	$9,800
Traffic data services	592	650	670	1,081	930	969	1,126	1,397

	9,084	11,331	10,647	11,380	9,260	12,146	10,690	11,197
Cost of revenue	7,432	8,410	8,335	7,913	7,627	8,319	8,595	9,026

Gross margin	1,652	2,921	2,312	3,467	1,633	3,827	2,095	2,171
Operating expenses:
Research and development	767	960	1,025	895	807	797	983	1,318
Sales and marketing	3,099	3,105	3,100	2,728	3,783	3,529	3,733	5,132
General and administrative	1,832	1,976	1,583	1,838	1,697	2,495	1,945	2,567
Legal settlements	—	—	—	—	—	4,223	14,250	—

	5,698	6,041	5,708	5,461	6,287	11,044	20,911	9,017
Loss from operations	(4,046)	(3,120)	(3,396)	(1,994)	(4,654)	(7,217)	(18,816)	(6,846)
Interest income (expense), net	(1,678)	15	(910)	(855)	(1,127)	(1,686)	(1,416)	(1,380)

Net loss	$(5,724)	$(3,105)	$(4,306)	$(2,849)	$(5,781)	$(8,903)	$(20,232)	$(8,226)

Redemption and accretion of redeemable convertible preferred stock	(520)	(536)	(536)	(536)	(536)	(553)	(554)	(394)

Net loss attributable to common stockholders	$(6,244)	$(3,641)	$(4,842)	$(3,385)	$(6,317)	$(9,456)	$(20,786)	$(8,620)

Net loss attributable to common stockholders per share—basic	$(2.11)	$(1.23)	$(1.63)	$(1.01)	$(1.89)	$(2.80)	$(6.05)	$(2.31)
Net loss attributable to common stockholders per share—diluted	$(2.11)	$(1.23)	$(1.63)	$(1.01)	$(1.89)	$(2.80)	$(6.05)	$(2.31)

        The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2005 as a percentage of revenue.

	Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(unaudited)
Revenue
Advertising	93.5%	94.3%	93.7%	90.5%	90.0%	92.0%	89.5%	87.5%
Traffic data services	6.5%	5.7%	6.3%	9.5%	10.0%	8.0%	10.5%	12.5%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	81.8%	74.2%	78.3%	69.5%	82.4%	68.5%	80.4%	80.6%

Gross margin	18.2%	25.8%	21.7%	30.5%	17.6%	31.5%	19.6%	19.4%
Operating expenses:
Research and development	8.4%	8.5%	9.6%	7.9%	8.7%	6.6%	9.2%	11.8%
Sales and marketing	34.1%	27.4%	29.1%	24.0%	40.9%	29.1%	34.9%	45.8%
General and administrative	20.2%	17.4%	14.9%	16.2%	18.3%	20.5%	18.2%	22.9%
Legal settlements	—	—	—	—	—	34.8%	133.3%	—

	62.7%	53.3%	53.6%	48.1%	67.9%	91.0%	195.6%	80.5%

Loss from operations	(44.5)%	(27.5)%	(31.9)%	(17.6)%	(50.3)%	(59.5)%	(176.0)%	(61.1)%
Interest income (expense), net	(18.5)%	0.1%	(8.5)%	(7.5)%	(12.2)%	(13.9)%	(13.2)%	(12.3)%

Net loss	(63.0)%	(27.4)%	(40.4)%	(25.1)%	(62.5)%	(73.4)%	(189.2)%	(73.4)%

Redemption and accretion of redeemable convertible preferred stock	(5.7)%	(4.7)%	(5.0)%	(4.7)%	(5.8)%	(4.6)%	(5.2)%	(3.5)%

Net loss attributable to common stockholders	(68.7)%	(32.1)%	(45.4)%	(29.8)%	(68.3)%	(78.0)%	(194.4)%	(76.9)%

Seasonality

        Due to the seasonal nature of broadcast advertising revenue and the percentage of our total revenue historically represented by these sources, we have typically experienced lower revenue during the first quarter, following the holiday season, and the third quarter, during the summer months.

Liquidity and Capital Resources

        Since inception, we have principally financed our operations through private sales of our preferred stock, internally generated funds, a secured credit facility, a revolving line of credit and our license agreement. At December 31, 2005, we had $13.1 million of cash and cash equivalents compared to $4.9 million at December 31, 2004. As of December 31, 2005, we had raised an aggregate of $101.9 million through our preferred stock financings. In January and February 2006 we raised a total of approximately $74.7 million from our initial public offering, net of fees and expenses. We generally invest our cash in highly liquid investments with a maturity of six months or less at the date of purchase. To date, inflation has not had a material effect on our business.

        Cash flows used in operating activities were $24.3 million in 2003. Cash flows provided by operating activities were $5.4 million in 2004. Cash flows used in operating activities in 2005 were $10.3 million. Cash flows used in operating activities in 2003 were primarily due to a net loss of $21.1 million and $10.0 million for the repayment of our license agreement funded in 2002, partially offset by adjustments for depreciation and amortization, accounts payable and accrued expenses, and deferred revenue. Cash flows provided by operating activities in 2004 were primarily due to the prepayment of future revenue under the NAVTEQ agreement of $9.0 million, of which $0.3 million was recognized as revenue, an increase in deferred revenue under our subcontract with the U.S. DOT, and adjustments for depreciation and amortization, which was partially offset by a net loss of $16.0 million. Cash flows used in operating activities in 2005 were primarily due to a net loss of $43.1 million, which included non-cash legal settlement costs of $11.3 million, and an increase in accounts receivable and U.S. DOT subcontract receivable, which were partially offset by the receipt of $0.9 million, representing the balance of the advance payment due under the NAVTEQ agreement; adjustments for accounts payable and accrued expenses, accrued legal settlements, and deferred revenue from the U.S. DOT subcontract.

        Cash flows provided by investing activities were $6.1 million in 2003. Cash flows used in investing activities were $6.3 million in 2004 and $9.9 million 2005, respectively. Cash flows provided by investing activities in 2003 were primarily due to the net sale of marketable securities of $10.3 million, partially offset by the purchase of fixed assets. Cash flows used in investing activities in 2004 were due to the purchase of fixed assets. Cash flows used in investing activities in 2005 were due to the purchase of fixed assets offset by a decrease in restricted cash. Restricted cash represents cash and cash equivalents restricted for standby letters of credit supporting long-term facility leases and escrow arrangements.

        Cash flows provided by financing activities were $21.5 million in 2003. Cash flows used in financing activities were $3.2 million in 2004. Cash flows provided by financing activities were $28.5 million in 2005. Cash flows provided by financing activities in 2003 were primarily due to the sale of Series E convertible preferred stock, which resulted in proceeds of $27.5 million, and borrowing under our revolving line of credit of $4.0 million, partially offset by the repurchase of certain shares of Series D convertible preferred stock for $9.4 million. Cash flows used in financing activities in 2004 were primarily due to the repayment of $3.2 million under the revolving credit facility. Cash flows provided by financing activities in 2005 were primarily due to the closing of the sale of Series F convertible preferred stock which resulted in proceeds of $15.1 million, and additional borrowing under the senior secured credit facility of $9.7 million, after related fees, and $3.3 million in additional borrowings under our revolving credit facility.

        Our capital requirements depend on many factors, including our planned geographic expansion into new metropolitan areas. We currently expect to expand our traffic information coverage and service offerings to a total of 50 U.S. metropolitan areas by the end of 2006. We expect to incur capital expenditures of approximately $15.0 million in 2006. The majority of these expenditures relate to the construction of our sensor network in a number of new metropolitan areas, with approximately $10 million to $12 million expected in 2006. These expenditures, however, are expected to be balanced by a comparable amount of receipts under our data services agreement with the U.S. DOT associated with these new metropolitan areas.

        Recently, we have focused on new revenue opportunities, including the enhancement of our website and the introduction of our in-vehicle and consumer wireless services, and have devoted increasing resources to developing and marketing these new services. Our ability to generate revenue from these services will have a material impact on our future cash needs. We expect to devote significant capital resources to continued product development, brand marketing, expansion of operational systems and other general corporate activities. Specifically, we expect to spend approximately $4.0 million to $5.0 million in 2006 on our branding initiative. We expect to spend approximately $1.0 million to $2.0 million on facilities, principally traffic operations centers, in 2006. We expect to spend approximately $3.0 million to $4.0 million on technology development and infrastructure during the same period.

        Based on our current operations and planned expansion, we expect that our available funds, including the net proceeds from our recently completed initial public offering, and after having repaid all outstanding borrowings under our senior secured credit facility and revolving credit facility out of our public offering proceeds, are sufficient to meet our expected needs for working capital and capital expenditures through at least the end of 2007. Thereafter, if we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms, if at all. If we are unable to raise sufficient funds, we may need to reduce our operations, delay our geographic expansion, and reduce our product development and marketing activities.

        In July 1999, Santa Fe Technologies, Inc., or SFT, filed a lawsuit against us and others, including certain of our officers and directors and TL Ventures LLC, whose successor, TL Ventures L.P., is affiliated with certain of our investors. In June 2005, a jury returned a verdict against us and our investor affiliate. Judgment was entered on this verdict in August 2005, finding us and the investor affiliate jointly and severally liable to plaintiff for $6.2 million in compensatory damages, assessing punitive damages against us and assessing punitive damages against the investor affiliate. In late September 2005, the district court rejected our motion to set aside the jury verdict. On October 13, 2005, final judgment was entered against us and the investor affiliate. On November 17, 2005, we, SFT and TL Ventures L.P. entered into a memorandum of settlement with respect to our litigation, which was supplemented by a formal settlement agreement and general release dated as of December 16, 2005. Under these agreements, we and TL Ventures L.P. agreed to pay to SFT an aggregate of $14,250,000 in settlement of the litigation, one-half to be paid within 30 days of the date of the settlement agreement and the other half to be paid within 60 days of the date of the settlement agreement. Upon receipt of the full settlement amount, SFT agreed to execute a general release of us and TL Ventures L.P. and all of our respective officers, directors, agents, employees, limited partners, general partners, members and affiliates and to vacate the judgment entered against us and TL Ventures L.P. Also on November 17, 2005, we entered into an agreement with TL Ventures L.P. specifying that each of us will pay one-half of the settlement amount, or $7,125,000. TL Ventures L.P. and we have each made our respective settlement payments to SFT. In accordance with the SEC Staff Accounting Bulletin Topic 5T, Accounting for Expense or Liabilities Paid by Principal Stockholder(s), we recognized the full amount of the settlement in our statement of operations. We recorded a reserve for the portion that we will pay, and the other half of the settlement, which will be paid by our investor affiliate, is treated as a capital contribution to us. The liability related to the settlement of this contingency recorded in our balance sheet at December 31, 2005, is the $7.125 million we paid in January 2006.

Indebtedness

        As of December 31, 2004 and 2005, respectively, we had a total of $23.7 million and $37.7 million in principal and accrued interest outstanding on our then-existing senior secured credit facility. Columbia Partners, LLC Investment Management, one of our principal stockholders, acted as agent for this facility. The indebtedness under our senior secured credit facility was used to fund our general working capital needs and was secured by a first priority security interest in all of our property, except for broadcast advertising accounts receivable, for which the lender held a second priority security interest. Our senior secured credit facility had a stated interest rate of 6.316%. Upon repayment of the entire principal amount of the borrowings or upon the maturity date or certain liquidity events, however, we were required to pay the lender an additional amount that would be sufficient to provide the lender with an internal rate of return of 15%. In January 2006 we repaid the outstanding principle and interest outstanding under this facility using a portion of the proceeds raised in the initial public offering. We anticipate entering into a new credit facility, although we have not reached an agreement with any lender.

        As of December 31, 2005, we also had a revolving credit facility which was secured by a first priority security interest on our media advertising accounts receivable and a second priority security interest in all of our other property. Under such facility we had the right to borrow up to a maximum of $8.5 million, based on eligible accounts receivable, as defined. As of December 31, 2005 there was $4.1 million outstanding under this facility. All of such outstanding amounts have since been fully repaid and the facility has terminated upon its own terms in March 2006. We anticipate entering into a new credit facility, although we have not reached an agreement with any lender.

        At December 31, 2005, we were in compliance with all of our debt covenants.

Contractual Obligations

        Contractual obligations at December 31, 2005 are as follows:

	Total	2006	2007-2008	2009-2010	After 2011
	(in thousands)
Long-term debt obligations(1)	$37,659	$—	$37,659	$—	$—
Operating lease obligations(2)	8,294	1,916	3,525	2,809	44
Payments to radio and television stations(3)	13,981	8,628	5,297	56	—

	$59,934	$10,544	$46,481	$2,865	$44

(1)
Under the terms of our then-existing senior secured credit facility, the entire $37.7 million in outstanding principal and interest under the facility was paid in January 2006 upon the closing of our initial public offering.

(2)
Operating lease obligations represent rent expense for office space under non-cancelable operating lease agreements. The leases generally provide for scheduled rent increases, which are reflected in the table above.

(3)
Payments to radio and television station customers consist of minimum contractual commitments with radio and television stations in exchange for advertising inventory.

Critical Accounting Policies and Estimates

        The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to stock based compensation, bad debts, long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our critical accounting policies have been discussed with the audit committee of our board of directors. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Stock-Based Compensation

  Accounting for Stock-Based Awards to Employees

        We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," as modified by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123." Currently, we are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the grant date.

        We typically have granted stock options at exercise prices equal to the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we have applied hindsight within each year or quarter to arrive at reassessed values for the shares underlying these options. Prior to the filing of our registration statement, we utilized two measures of value of our common stock in accounting for equity compensation relating to our compensatory equity grants:

  •
  The "board-determined value," which is the per share value of our common stock determined by our board of directors at the time the board made an equity grant, taking into account several factors, including our operating performance, anticipated future operating results, the terms of redeemable convertible preferred stock issued by us, including the liquidation value and other preferences of our preferred stockholders, as well as the valuations of other companies.

  •
  The "reassessed value," which is the per share value of our common stock determined by us in hindsight solely for the purpose of financial accounting for employee stock-based compensation. We have used the Current-Value Method outlined in the American Institute of Certified Public Accountants' (AICPA) practice aid entitled "Valuation of Privately-Held Company Equity Securities Issued as Compensation" published in 2004 by AICPA in performing these valuations.

        We have recorded deferred stock-based compensation to the extent that the reassessed value of the stock at the date of grant exceeded the exercise price of the option.

        For the period from July 2003 through March 2005, our board of directors granted options at an exercise price of $0.75 per share. This determination was based on a number of factors that were detailed in an internal valuation carried out in July 2003. The valuation resulted in a common share value of $0.36, but our board decided at that time to use the higher exercise price of $0.75 in order to take a conservative position with respect to option pricing. In deriving the valuation, we used a multiple of 2.3 times our revenue derived from a review of peer companies. The resulting gross valuation for the invested capital was then netted against the value of our outstanding debt and the overall value of outstanding liquidation preferences of the redeemable, convertible preferred stock to derive a net valuation for common equity, and the resulting valuation was divided by the outstanding common shares. We did not obtain a contemporaneous valuation by an unrelated valuation specialist as our board of directors believed that, because of the early stage of our business, traditional valuation approaches used by independent valuation firms, such as an income approach, would not be relevant and would not be worth the cost.

        Unlike our business today, which has higher revenues, several revenue streams, contracts with a number of large customers, and products that support Internet and wireless initiatives, during the period from July 2003 through March 2005, we relied almost completely on our radio and TV advertising business and, towards the end of 2004, had a growing liquidity problem.

        Between July 2003 and March 2005, we continued to review the valuation of our company using these same metrics. During this time, however, we did not achieve the revenues we had anticipated, and determined that, given its own internal valuation of our company which yielded a $0.36 common share value, the exercise price of new option grants should be no more than the $0.75 per share valuation we had assessed in July of 2003. Towards the end of 2004 and as we entered 2005, it was clear that we had a limited level of liquidity, and prior to the renegotiation of our senior secured credit facility in April 2005, we determined that there was no basis to increase the valuation of our company for common stock valuation purposes. In light of our decreasing liquidity, in order to induce our lender to extend an additional $10.0 million under our senior secured credit facility, certain of our stockholders agreed to enter into a guarantee agreement, under which they each severally agreed to guarantee repayment of the credit line up to an aggregate of $10.0 million under certain circumstances. As a further condition to the extension of the additional $10.0 million in credit, the guarantors entered into an equity commitment letter with us, whereby they agreed to purchase up to an aggregate of $10.0 million of our Series F convertible preferred stock if we failed to comply with certain financial covenants in the senior secured credit facility. The negotiation of these transactions with our lender and the guarantors took several months to complete.

        In May and June 2005, our board of directors granted options to purchase a total of 169,956 shares of common stock at an exercise price of $0.75 per share. We did not obtain a contemporaneous valuation of the common stock underlying the options granted in this period, relying on the continued standard practice we had employed from March 2003, but it was agreed in June 2005 to carry out a detailed valuation of the business and of common stock options. As a result, early in the third quarter 2005, we reassessed the value of our common stock as of May 31, 2005 using a discounted cash flow analysis as the income-based methodology to determine the fair value of our invested capital as of that date, defined as the sum of our common stock plus senior securities, less cash and cash equivalents. Based upon our calculations, we derived a weighted average cost of capital of 28%, thereby deriving a market value of invested capital, and subsequently a market value of our common stock. A discount related to the lack of marketability of 22.6% was estimated based on the theoretical cost of utilizing a series of put options to "lock in" the price of our common stock during an estimated holding period. This was completed by applying a Black-Scholes option pricing model. These calculations resulted in a fair value of our common stock of $4.92 per share, as of April 22, 2005, the date on which our renegotiated senior secured credit facility and $10.0 million equity guarantee were completed. This valuation was used through the end of the second quarter of 2005 and into the third quarter.

        Also early in the third quarter 2005, we reviewed and reconfirmed that the stock value was $0.36 for the purposes of recording a weighted average reassessed value of underlying stock for those options granted between July 2003 and March 2005.

        Subsequent to June of 2005 we continued to achieve key milestones:

  •
  In July 2005, we introduced our new website, which provides a means to derive revenue from Internet and consumer wireless advertising as well as a means to market our brand. We also agreed to proceed with a public offering process and engaged WR Hambrecht + Co as the lead underwriter. In addition, we signed a contract with Comcast Cable to provide our traffic incident, event and flow data to Comcast for use on its website;

  •
  In August 2005, legislation became effective that reauthorized our federal contract, ensuring that we have the continuing ability to build out our sensor networks in order to collect traffic data in an aggregate of 27 metropolitan areas. In addition we obtained irrevocable, binding commitments from investors to complete our Series F convertible preferred stock financing for $15.1 million;

  •
  In September 2005, we launched our brand marketing campaign in four of the largest cities in the United States, signed contracts with three advertising networks targeted at Internet advertising, hired our first three dedicated sales people for our Internet advertising business, saw strong growth in visitors to our website, and closed our Series F convertible preferred stock financing.

        Due to this continued development of our business, we again reassessed the value of our common stock in August 2005, using the same discounted cash flow model that we had used as of May 31, 2005, but updating it to reflect the achievements and growth of our business. In particular, we recalculated the weighted average cost of capital to 25% from 28%, and adjusted the discount rate related to the lack of marketability to 19.6% from 22.6%. These changes resulted in an adjustment in the fair value of our common stock to be the mid-point of the estimated price range for this offering.

        In October 2005, based on our reassessment of the value of our common stock, we offered to the employees who were granted options in May and June 2005 the ability to amend the terms of their options to increase the exercise price from $0.75 to $4.92 per share. All of the Company's employees who received options at this time have now chosen to amend their stock options to a higher exercise price in order to avoid adverse income tax consequences under recently-adopted Section 409A of the Internal Revenue Code, which was effective January 1, 2005.

        In relation to these amended options, we recorded unearned compensation equal to the difference between the amended $4.92 exercise price per share and $11.50 per share, the estimated fair value of the common stock on the date of the modification. The unearned compensation will be amortized into compensation expense over the options' remaining vesting period.

        The table below shows the computation of deferred stock-based compensation amounts arising from unvested stock options granted to employees for each of the three month periods set forth below:

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(unaudited)
Options granted to employees	26,297	169,956	—	—
Weighted average exercise price	$0.75	$0.75	n/a	$4.92
Weighted average reassessed value of underlying stock per option granted	$0.36	$4.92	n/a	$11.50
Weighted average reassessed deferred stock-based compensation per option granted	$—	$4.17	n/a	$6.58
Deferred stock-based compensation	$—	$709,000	$—	$1,118,000

        We recognize compensation expense as we amortize the deferred stock-based compensation amounts on a straight line basis over the related vesting periods. Reassessed values are inherently uncertain and highly subjective. If we had made different assumptions, our deferred stock-based compensation amount, stock-based compensation expense, net loss and net loss per share amounts could have been significantly different.

        The Minimum Value option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair value of options granted during 2003, 2004 and 2005 was $0.42, $0.18 and $3.78 per share, respectively.

  Accounting for Stock-Based Awards to Non-Employees

        We measure the fair value of options to purchase our common stock granted to non-employees throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the reassessed value of the underlying stock, the risk-free interest rate and the dividend yield. As discussed above, the reassessed value of the underlying stock were based on assumptions of matters that are inherently highly uncertain and subjective. As there has been no public market for our stock for all periods presented, our assumptions about stock-price volatility are based on the volatility rates of comparable publicly-held companies. These rates may or may not reflect our stock-price volatility after we have been a publicly-held company for a meaningful period of time. If we had made different assumptions about the reassessed value of our stock or stock-

price volatility rates, the related stock-based compensation expense and our net income and net income per share amounts could have been significantly different.

  Intrinsic Value of Outstanding Options

        The following table shows the intrinsic value of our outstanding vested and unvested options as of December 31, 2005 based upon a $11.50 per share common stock price, which was the estimated fair value as of that date:

	Number of Shares Underlying Options	Intrinsic Value (In thousands)
Total Vested Options Outstanding	1,217,493	$10,802
Total Unvested Options Outstanding	782,985	7,333
Total Options Outstanding	2,000,478	18,135

Long-Lived Assets

        We record our property and equipment at cost. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset's carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.

        In connection with our U.S. DOT contract and related state contracts related to our sensor networks throughout various cities in the United States, we may be required under certain circumstances to remove the sensor network assets residing on governmental property. In accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations, we recognize the fair value of a liability for an asset retirement obligation (ARO) for each city in the period in which the related asset is placed in service. We capitalize that cost as part of the carrying amount of the sensor network, which is depreciated on a straight-line basis over the useful life of the corresponding asset of 15 years. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate. Changes in the estimated fair value of the ARO are recorded in the period in which they are identified. At December 31, 2005, we had an asset retirement obligation, including accretion, classified in long-term liabilities of $0.7 million and an increase to existing capitalized assets of $0.6 million.

        We capitalize software development and acquisition costs in accordance with Statement of Position, or SOP, No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The costs of internally developed software are expensed unless incurred during the application development stage. Software development costs capitalized during the application development stage are included in property and equipment and depreciated on a straight-line basis over three years, which is the estimated useful life.

Income Taxes

        We account for income taxes under the liability method, which requires the establishment of a deferred tax asset or liability to reflect the net tax effects of temporary differences between tax carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. As of December 31, 2005, we had a valuation allowance of $49.0 million to reduce our deferred tax assets. The valuation allowance primarily relates to deferred tax assets arising from net operating loss carry-forwards which, if not used, will expire between 2018 and 2024. Should we generate taxable income in the future, we may be able to realize all or part of the operating loss carry-forwards against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss. We exercise significant judgment in assessing our ability to utilize any future tax benefit from our deferred tax assets.

Revenue Recognition Pursuant to the U.S. DOT Contract

        During installation of our sensor network and upon completion of specified milestones, our prime contractor pays us 95%, or $1.9 million, of $2.0 million paid to it in each metropolitan area in exchange for our providing data to the various federal and state agencies for non-commercial purposes such as research, planning, and congestion management. The majority of all funds under this subcontract are received on or before complete installation of the system and system acceptance. All amounts invoiced by us are initially recorded as deferred revenue. We commence recognition of revenue when we obtain formal system acceptance. Deferred revenue is amortized into revenue over the estimated service period of the contract of 15 years. The estimated service period was determined based on our expectation that we will continue to provide data to the government agencies for 15 years. This estimate was predicated in part on the fact that the local government agencies have been collecting traffic data from their own sensors for a similarly long period of time. Further, the estimate is consistent with the estimated economic useful life of the related assets. However, given the pace of technological change, it is possible that other technology approaches may become as important or useful as sensor networks. Revenue recognized from this subcontract was $0.3 million, $0.4 million, and $0.9 million for 2003, 2004, and 2005, respectively.

Inflation

        We do not believe that inflation had a material impact on our earnings from operations.

Off-Balance Sheet Arrangements

        At December 31, 2005, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on our financial condition or results of operations.

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3", referred to as SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not believe the adoption of SFAS No. 154 will materially impact the Company's consolidated financial statements.

        In December 2004, the Financial Accounting Standards Board, or FASB, issued statement No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and amends FASB Statement No. 95, "Statement of Cash Flows".

        SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after the Company's adoption of SFAS 123(R). The Company will adopt SFAS 123(R) on January 1, 2006.

        Prior to August 30, 2005, (the date that the Company filed a Form S-1 with the Securities and Exchange Commission), the Company used the minimum value method to calculate the pro forma disclosure required by SFAS 123. When the Company adopts SFAS 123(R) on January 1, 2006, the Company will continue to account for the portion of awards outstanding prior to August 30, 2005 using the provision of APB Opinion No. 25 and its related interpretative guidance.

        For awards issued on or after August 30, 2005, and for awards modified, repurchased or cancelled on or after that date, the Company will use an option pricing model other than the minimum value method to calculate the pro forma disclosures required by SFAS 123. When the Company adopts SFAS 123(R) on January 1, 2006, the Company will begin recognizing the expense associated with these awards in the income statement over the award's vesting period using the modified prospective method. Because the amount, terms and fair values of awards to be issued in the future are uncertain, the impact of the adoption of SFAS 123(R) on the Company's financial statements is not known at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We do not use derivative financial instruments for speculation or trading purposes. Our current policy is to maintain an investment portfolio consisting mainly of U.S. Government obligations or other securities rated AAA or comparably, with a maximum maturity of 12 months and a weighted average maturity for the portfolio of 6 months. Our cash is deposited in and invested through highly rated financial institutions in North America Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

        As of December 31, 2005, we had exposure to interest rate risk related to our short-term and long-term debt. All of such debt was repaid subsequent to December 31, 2005. And, as of the date hereof, the Company does not have any short or long-term debt outstanding. In general, as of December 31, 2005, the interest rate on our senior secured credit facility was fixed (with a required internal rate of return to the lender on repayment of 15%) and the rate on our revolving credit facility was variable. See Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report for a discussion of the components of our long-term debt as of December 31, 2005. Changes in the fair value of our fixed rate debt have no impact on our cash flows or consolidated financial statements. We currently do not hedge interest rate exposure.

Item 8. Financial Statements and Supplementary Data.

        The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) Evaluation of disclosure controls and procedures.

        We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of December 31, 2005, Company management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, Management concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) Section 404 compliance project.

        Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting.

        In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Except as described above, during the fourth quarter of fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent limitations of the effectiveness of internal control.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B. Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Set forth below is certain information regarding our directors and executive officers.

Name	Age	Position
Robert N. Verratti	62	Chief Executive Officer and Director
David L. Jannetta	53	President and Director
Christopher M. Rothey	35	Chief Operating Officer
Andrew Maunder	49	Chief Financial Officer
Joseph A. Reed	41	Chief Information Officer
Brian J. Sisko	45	Chief Legal Officer, Senior Vice President and General Counsel
Mark J. DeNino	52	Chairman of the Board
John H. Josephson	44	Director
George MacKenzie	57	Director
Samuel A. Plum	61	Director

        Set forth below is certain information regarding certain of our key employees.

Name	Age	Position
Michael Nappi	51	Senior Vice President, Business Development
William Powers	39	Senior Vice President, Sales
Peter Doyle	56	Senior Vice President, Media Affiliation
Brian Smyth	38	Senior Vice President, Software Development
Peter Menninger	44	Senior Vice President, Operations and Systems Architecture

Information Concerning Directors

        Our board of directors consists of six members. Our common stock is quoted on The NASDAQ National Market and we are subject to the National Association of Securities Dealers' listing standards. These rules require that two members of our board of directors be independent by 90 days after our listing on The NASDAQ National Market, and that a majority of our board of directors be independent by the first anniversary of our listing on the NASDAQ National Market. As presently constituted, our board makeup complies with the 90 day requirement. We intend to comply with the first anniversary requirement applicable to the full board, as well as to the first anniversary requirement applicable to our board committees as described below. Our board of directors has determined that, two members of our board of directors, Mr. Plum and Mr. MacKenzie, will be considered independent under Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards.

Directors Whose Terms Expire in 2006—Class I Directors

        Mark J. DeNino has served as one of our directors since October 1998 and is the chairman of our board. In 1994, Mr. DeNino joined TL Ventures, a national venture capital firm that invests in software, information technology infrastructure and services, communications, semiconductor and biotechnology industries, as a Managing Director. During his tenure, Mr. DeNino has been extensively involved in the creation, incubation, development and consolidation of a number of information technology and communications companies. He is also the co-founder of, and senior advisor to, EnerTech Capital, a venture capital firm specializing in investment opportunities emerging from the reshaping and convergence of the energy, utility and telecommunications industries. Mr. DeNino is on the board of directors of a number of TL portfolio companies. Mr. DeNino has a B.S. degree in Finance and Accounting from Boston College and an M.B.A. from the Harvard Graduate School of Business Administration.

        David L. Jannetta is one of our co-founders and has served as our President and as one of our directors since inception. Prior to co-founding our company, he was a principal of The Jannetta Company, a consultant group and developer of government and private sector projects. He also served as Secretary of General Services for the Commonwealth of Pennsylvania with responsibilities in construction, central purchasing, real estate and maintenance programs. He currently serves on the board of directors of the Intelligent Transportation Society of America and is a member of the Congressional ITS Caucus Advisory Committee. He holds a B.S. in engineering from the U.S. Air Force Academy, an M.A.P. in Public Administration from Webster College, and an M.S. in Operations Management from the University of Arkansas.

Directors Whose Terms Expire in 2007—Class II Directors

        John H. Josephson has served as one of our directors since September 2004. He has been employed since August 1987 by Allen & Company LLC, an investment bank, and its predecessor, presently as Managing Director. He is also a member of the board of directors of Sesac Holdings, Inc., an organization that licenses performance rights to copyrighted musical compositions to establishments such as cable and broadcast television networks and radio stations. He holds an A.B. in Economic History from Cornell University and an M.B.A. from the Harvard Graduate School of Business Administration.

        Samuel A. Plum has served as one of our directors since September 2004. Since 1996, he has served as General Partner of SCP Private Equity Partners, a private equity fund manager. From 1989 to 1993, he served as the president and chief executive officer of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. based investment banking and brokerage firms of Charterhouse PLC, a London based merchant banking firm. From 1973 to 1989, he served in various capacities, including managing director and partner, in, respectively, PaineWebber, Inc. and its predecessor firm, Blyth Eastman Dillon & Co. Inc. He is currently a member of the board of directors of Index Stock Imagery, Inc., a provider of visual imagery to businesses and consumers; Metallurg Holdings Inc., a holding company for Metallurg, Inc.; a leading international producer and seller of high quality metal alloys; Pentech Financial Services, Inc., an equipment financing company; and, Pac-West Telecomm, Inc., a telecommunications company. He holds a B.A. in American History from Harvard University and a M.B.A. from the Harvard Graduate School of Business Administration.

Directors Whose Terms Expire in 2008—Class III Directors

        George MacKenzie has served as one of our directors since December 2005. Since January 2006, he has served as interim chief executive officer of American Water, a water resource company and subsidiary of RWE group, a multi utility company based in Germany. He served as interim chief executive officer of C&D Technologies, Inc., a New York Stock Exchange-listed producer and marketer of electrical power storage and conversion products, between March 2005 and July 2005. He also served as executive vice president and chief financial officer of Glatfelter, a New York Stock Exchange-listed producer and global supplier of specialty papers, between September 2001 and June 2002. He served in various capacities at Hercules, Inc., a global manufacturer of chemical specialties, between May 1979 and June 2001, including vice chairman and chief financial officer, the latter position which he held from 1995 to June 2001. He is currently a member of the board of directors of C&D Technologies; Safeguard Scientifics, Inc., a New York Stock Exchange-listed operating company of technology; Central Vermont Public Service Corp., a New York Stock Exchange-listed public utility and energy provider; and American Water. He holds a B.S. in Business-Finance and Economics from the University of Delaware and an M.B.A. from the University of Chicago.

        Robert N. Verratti has served as our Chief Executive Officer and a director since October 2003. In 1998, Mr. Verratti joined TL Ventures, a national venture capital firm that invests in software, information technology infrastructure and services, communications, semiconductor and biotechnology industries where he was a Venture Partner from 1998 to July 2000 and Managing Director from

July 2000 to October 2003. He has served as Chief Executive Officer of National Media Corporation, at the time, a New York Stock Exchange-listed multi-media marketing company and a TL portfolio company; Total Care Systems, a group care living facilities provider; Great Western Cities, a land development subsidiary of Hunt International Resources; and Globe Ticket, a specialty printing company. He also serves on the boards of OE Waves, Inc., an oscillator technology company and eNom, Inc., a domain name registration company. He holds a B.S. in engineering from the United States Naval Academy and served as a nuclear-trained submarine officer in the U.S. Navy.

Information Concerning Executive Officers and Key Employees

        Andrew Maunder has served as our Chief Financial Officer since April 2005. Prior to joining us, in January 2003, he co-founded Kayak Interactive Corporation, a publisher of mobile games and a spinout of Valaran Corporation, a New Jersey-based software company. Mr. Maunder served as Chief Executive Officer of Kayak Interactive Corporation from January 2003 to August 2004, and as Chief Financial Officer from September 2004 until March 2005. He served as Chief Executive Officer of Valaran Corporation from May 2000 to October 2003. From September 1994 to December 1999, Mr. Maunder served as President and Chief Executive Officer of Telesciences Inc., a New Jersey-based telecommunications software company. Mr. Maunder qualified as an accountant with the Chartered Institute of Management Accountants, studying at Thames Valley University, Slough, Bucks, England.

        Christopher M. Rothey has served as our Chief Operating Officer since October 2003, previously serving as Product Marketing Director from May 2000 to September 2001, Vice President, Product Marketing from September 2001 to September 2002, and Senior Vice President, Strategy & Development from September 2002 to October 2003. Prior to joining us, Mr. Rothey served as a nuclear-trained submarine officer in the U.S. Navy. While a student at the University of Pennsylvania, Mr. Rothey and Michael D. Burns, another of our founders, designed a wireless traffic sensor system which evolved into the basis for our company. Mr. Rothey holds a B.S.E. in Finance from the Wharton School of the University of Pennsylvania and a B.S. in Electrical Engineering as well as a Masters in Electrical Engineering from the University of Pennsylvania.

        Joseph A. Reed has served as our Chief Information Officer since January 2000 and is responsible for all of our information technology initiatives and operations and the deployment of our proprietary sensor network across the United States. He also is responsible for our traffic data gathering operations, which include radio and television studios, producers and talent. He brings us thirteen years of IT and operations experience. Prior to joining us, he was Principal Equivalent, Director of Internet Development at Towers Perrin, a global consulting firm and Senior Vice President, Electronic Brokerage at Reuters responsible for developing retail trading and information systems for large financial institutions. Mr. Reed holds a B.A. in Computer Science from Temple University.

        Brian J. Sisko has served as our Chief Legal Officer, Senior Vice President and General Counsel since February 2006. Prior to joining us, Mr. Sisko was Chief Operating Officer of Warp Technology Holdings, Inc. a public holding company for enterprise software businesses, from February 2005. From February 2002 to March 2005, Mr. Sisko ran B/T Business and Technology, which served as an advisor and strategic management consultant to a variety of public and private companies, both small and large. From April 2000 to January 2002, he was Managing Director of Katalyst, LLC, a venture capital and operational advisory firm. Mr. Sisko also previously served as Senior Vice President—Corporate Development and General Counsel of National Media Corporation, at the time a New York Stock Exchange-listed multi-media marketing company. In addition, Mr. Sisko was a partner in the Corporate Finance/Mergers and Acquisitions practice group of the Philadelphia-based law firm, Klehr Harrison, Harvey Branzburg & Ellers. Mr. Sisko has also taught as an adjunct professor in the MBA program of the Fox School of Business at Temple University. He earned his Juris Doctorate from The Law School of the University of Pennsylvania and his B.S. from Bucknell University.

        Peter Doyle has served as Senior Vice President, Media Affiliation, since March 2004. From February 1999 to February 2003 Mr. Doyle was President of Interep/Independents, an advertising sales and marketing company specializing in radio, the Internet and complementary media. From 1987 to 1998, he served as President of McGavren-Guild, the largest of the independent representative firms within Interep. He holds a B.A. in Political Science from Princeton University.

        Peter Menninger has served as our Senior Vice President of Operations and Systems Architecture since January 2005 and is responsible for system design, network communications, broadcast engineering and daily operation of our production services. From March 2000 through January 2005, he was our Vice President of Operations and Systems Architecture. He brings us 17 years of systems operation and design experience. For the seven years prior to joining us, he was Vice President of Operations and System Architecture at Reuters Group Plc where he developed trading systems architectures for large financial institutions. Other previous experience includes the Philadelphia Stock Exchange, Unisys, CA Electronics, and XRT Inc. He holds a B.S. in computer information sciences from the University of Delaware.

        Michael Nappi has served as our Senior Vice President of Business Development since September 2004. Prior to joining us, from November 2002 to January 2004, he was the Senior Vice President of Worldwide Sales & Business Development at Webraska, Inc., a worldwide provider of navigation solutions for wireless carriers and service providers. From May 1992 to February 2002, he was Vice President and General Manager of MapQuest.com, a worldwide provider of map and travel information. He holds both a B.S. in Biology and a B.A. in Geology from Kent State University.

        William Powers joined us in 1999 and has served as Senior Vice President of Sales since October 2003. Prior to joining us, from 1997 to 1999, he served as an account executive with Westwood One, Inc., a provider of news and entertainment programs to radio stations, in its Shadow Traffic Boston office. He also served as an account executive with American Radio Sports from 1996 to 1997.

        Brian Smyth has served as our Senior Vice President of Software Development since January 2005 and is responsible for all software development initiatives. From March 2000 through January 2005, he was our Vice President of Software Development. From April 1998 through March 2000, he was Vice President, Component Development Manager of Bank One, leading a development team for Bank One's credit card middleware systems. From October 1994 through April 1998, Mr. Smyth was Senior Project Lead at Reuters Group Plc where he led development for Internet trading applications for large financial institutions. Other previous experience includes GE Aerospace/Martin Marietta and International Business Machines. He holds a B.S. in computer science from Pennsylvania State University.

Committees of the Board of Directors

        Our board of directors has established an audit committee, a compensation committee and a nominations committee as standing committees. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.

Audit Committee and Audit Committee Financial Experts

        Our audit committee currently consists of Mr. DeNino, Mr. MacKenzie (chairperson) and Mr. Plum. Our board of directors has determined that two members of our audit committee, Mr. Plum and Mr. MacKenzie, are "independent directors" as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards and SEC rules. All of the members of the audit committee must be independent by the first anniversary of our listing on The NASDAQ National Market. Each member of our audit committee is financially literate. In addition, Mr. MacKenzie and Mr. Plum serve as our audit committee "financial experts" within the meaning of Item 401(h) of Regulation S-K of the Securities Act. The board has determined that all of the members of our audit committee have the financial sophistication required under The NASDAQ National Market rules. Our audit committee assists our board of directors in its oversight of the integrity of our financial statements and oversees the qualifications, independence and performance of our independent auditor. The audit committee has the sole direct responsibility for the selection, appointment, evaluation and retention of our independent auditor and for overseeing its work. All audit services and non-audit services to be provided to us by our independent auditor must be approved in advance by our audit committee. Ernst & Young LLP currently serves as our independent auditor. Our board of directors has adopted a written charter for the audit committee which is available on our website, http://investor.traffic.com/governance.cfm under "Corporate Governance—Charter Information."

Nominations Committee

        Our board of directors has a nominations committee which consists of three members, Mr. DeNino (chairperson), Mr. Josephson and Mr. Plum. Our board of directors has determined that one member of our nominations committee, Mr. Plum, is independent under The NASDAQ National Market and SEC rules. All of the members of the nominations committee must be independent by the first anniversary of our listing on The NASDAQ National Market. Our nominations committee is responsible for soliciting, evaluating and recommending individuals for membership on our board of directors and overseeing evaluations of the board of directors, its members and committees of the board of directors. Our board of directors has adopted a written charter for the nominations committee which is available on our website, http://investor.traffic.com/governance.cfm under "Corporate Governance—Charter Information."

Compensation Committee Interlocks and Insider Participation

        Our compensation committee currently consists of Mr. DeNino, Mr. MacKenzie and Mr. Plum (chairperson). Our board of directors has determined that two members of our compensation committee, Mr. MacKenzie and Mr. Plum, are independent under the National Association of Securities Dealers listing standards and SEC rules. All of the members of the nominations committee must be independent by the first anniversary of our listing on The NASDAQ National Market. Our compensation committee reviews and makes recommendations to our board of directors regarding the compensation and benefits of our executive officers and senior management, administers our stock incentive and employee stock purchase plans and reviews and makes recommendations to our board of directors with respect to incentive compensation and equity plans. Our board of directors has adopted a written charter for the compensation committee which is available on our website, http://investor.traffic.com/governance.cfm under "Corporate Governance—Charter Information."

        Our compensation committee currently determines the compensation levels of our executive officers as described above. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any entity of which an executive officer is expected to serve as a member of our compensation committee.

Compensation Committee Report

Compensation Governance

        The Compensation Committee is responsible to the Board of Directors (the "Board") of Traffic.com, Inc. (the "Company") and to stockholders for approving compensation awarded to the Company's Chief Executive Officer and its other executive officers. The Compensation Committee administers the Company's 2005 Long-Term Incentive Plan, its 1999 Long-Term Incentive Plan and its 1999 Non-Employees' Stock Plan and authorizes all equity awards under these plans. The Compensation Committee operates under a written charter adopted by the Board in August 2005 in contemplation of the Company's initial public offering. Prior to the adoption of this charter, the Board took primary responsibility for developing the Company's compensation policy and executive compensation packages. The full text of the Compensation Committee charter can be viewed on the Company's website at http://www.investor.traffic.com/governance.cfm.

Compensation Philosophy

        The compensation arrangements established for the Company's executive officers are designed to attract, motivate and retain executives critical to the Company's long-term success and to the creation of stockholder value. The Company's philosophy is to encourage its key employees to focus on the achievement of annual and long-term performance goals that will enhance the Company's performance and stockholder value. We include a significant equity component in total compensation because we believe that equity-based compensation aligns the long-term interests of employees with those of our stockholders. The Company also strives to keep overall compensation packages competitive in the marketplace.

        The Chief Executive Officer reviews annually the performance of the Company's executive officers and makes compensation recommendations to the Compensation Committee and the Board, based on his judgment of each executive officer's individual performance, the Company's performance and the compensation levels of non-executive employees. The Compensation Committee, and in the past the Board, reviews these recommendations independently and approves, with any modifications it considers appropriate, annual salaries and salary increases, equity compensation and the appropriateness of any bonus payments.

        As a privately-held company until 2006, the Company's compensation packages for its executive officers have historically consisted primarily of base salary and long-term equity incentives, principally in the form of stock options. In 2004, the compensation package for the Company's Chief Executive Officer and each of the Named Executive Officers, as well as other executive officers of the Company, consisted of the following elements: (1) base salary, (2) long-term incentives, (3) other benefits, and (4) in certain cases, cash bonuses. More specific information about each of these elements follows.

Base Salary

        The Compensation Committee seeks to set base salaries at levels that reflect the individual executive's responsibilities and job performance and that are competitive with those paid to senior executives with comparable qualifications, experience and responsibilities at companies in the same or comparable industries. The minimum base salaries of Messrs. Verratti, Jannetta, Reed, Rothey and Maunder were established in their employment agreements. Increases in base salary have been made consistent with overall increases in base salary for the Company's employees generally and to reflect increased responsibility and promotions. The Company competes with a large and diverse number of companies in its industry and comparable industries for executive talent. The Compensation Committee believes that setting base salaries competitively is necessary to attract and retain the executive talent required to lead the Company.

Long-Term Incentives

        The Compensation Committee believes that long-term incentives in the form of stock options and restricted stock directly link the amounts earned by executive officers with the amount of appreciation realized by the Company's stockholders. The Compensation Committee considers long-term incentive grants as a means to attract and retain highly qualified executives and key personnel and has always included long-term incentives as a key component of the compensation package, consistent with practices throughout its industry. Long-term incentives are structured to encourage key employees to continue in the employ of the Company and to motivate performance that will meet the long-term expectations of stockholders. In determining the size of any equity award, the Compensation Committee considers the individual's management position, annual base salary, past performance, potential contribution to the Company and his or her then equity interest in the Company. Stock option grants are generally made to executive officers at the time that they join the Company and may also be granted at other times in connection with, for example, promotions or as special performance awards. All stock option grants and restricted stock awards made to executive officers through December 31, 2005 have been made under the 1999 Long-Term Incentive Plan but future grants and awards will be made under the 2005 Long-Term Incentive Plan. The exercise price of each option granted in 2005 to employees, including executive officers, was equal to the fair market value of a share of common stock on the date of grant, as determined by the Board, and each such option expires ten years after the date of the grant. Each of these options vests over a four-year period. The Board has made one restricted stock award in the past, to the Company's Chief Executive Officer.

Other Benefits

        Executive officers are eligible to participate in programs that are generally made available to all salaried employees, including medical, dental, life, disability and a 401(k) plan. The Company does not "match" employee contributions to its 401(k) plan.

Cash Bonuses

        The Compensation Committee has not historically awarded material cash bonuses to executive officers. In 2005, the Board approved significant bonuses to two executive officers. In August 2005, the Board approved a $160,000 bonus to Robert Verratti, the Company's Chief Executive Officer, to cover any tax liability that Mr. Verratti may incur under Section 83(b) of the Internal Revenue Code with respect to his restricted stock award. In October 2005, the Board approved a bonus to Andrew Maunder, the Company's Chief Financial Officer, to address an expectation with respect to his stock option terms, payment of which is dependent on his continued employment with the Company. This bonus is payable in four equal installments of $82,000, the first of which was paid on December 31, 2005 and the balance of which will be payable on April 26, 2006, October 26, 2006 and April 26, 2007, but only if he remains employed by the Company on those dates.

        In February 2006, the Board approved an aggregate of $185,000 in bonuses to certain executive officers of the Company, including a bonus of $60,000 to the Chief Executive Officer, in recognition of their accomplishments in 2005 and the completion of the Company's initial public offering in January 2006.

Chief Executive Officer Compensation

        Mr. Verratti's employment as the Company's Chief Executive Officer is governed by an employment agreement entered into on October 1, 2004, under which his annual base salary was set at $300,000 and remained at this level in 2005. In accordance with his employment agreement, Mr. Verratti received a grant under the 1999 Long-Term Incentive Plan of 432,214 shares of common stock at a purchase price of $0.75 per share. One-half of these shares vested immediately on November 1, 2004 and the balance of these shares were scheduled to vest in 12 monthly installments. The remaining installments were accelerated in full by the Board in August 2005. The Board determined to accelerate vesting of these shares principally for tax reasons and paid Mr. Verratti a bonus of $160,000 to cover any tax liability under Section 83(b) of the Internal Revenue Code. In addition, in February 2006, Mr. Verratti was awarded a bonus of $60,000 in recognition of his significant contributions to the Company in 2005, with regard to key management hires, growth in the Company's commercial traffic data services business, implementation of the Company's Internet and wireless strategic plan, and his successful efforts to secure additional debt financing, complete a private placement, and initiate and complete an initial public offering. Mr. Verratti's base salary has been increased to $310,500 for 2006, consistent with the overall increase in base salary for employees.

Compliance with Internal Revenue Code Section 162(m)

        Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation exceeding $1 million in any taxable year that is paid to a publicly-held corporation's chief executive officer or to any of its four other most highly compensated executive officers. However, qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. The Compensation Committee will review the potential effect of Section 162(m) periodically and will generally seek to structure the long-term incentive compensation granted to the Company's executive officers in a manner that is intended to avoid disallowance of deductions under Section 162(m). Nevertheless, there can be no assurance that the compensation attributable to awards granted will be treated as qualified performance-based compensation under Section 162(m). In addition, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes that such payments are appropriate and in the best interests of the Company and its stockholders, after taking into consideration changing business conditions and the performance of its employees.

Members of the Compensation Committee
(as of date of adoption):
 Sam Plum (Chairman)
Mark DeNino
John H. Josephson

Stock Price Performance Graph

        Our common stock was not registered pursuant to Section 12 of the Exchange Act in 2005. We plan to furnish a stock performance graph in the proxy statement for our annual meeting in 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

        Our common stock became registered pursuant to Section 12 of the Exchange Act in January 2006. As a result of such registration, Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file reports with the SEC. Such reports include initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

        Since our directors, executive officers and the holders of more than 10% of our common stock did not become subject to Section 16(a) until January 2006, they were not required to file reports under Section 16(a) for the fiscal year ended December 31, 2005.

Code of Ethics

        The Company has adopted a "code of ethics" as defined by applicable rules of the SEC and the NASDAQ Stock Market, which is applicable to all employees. This code is publicly available on the Company's website at http://investor.traffic.com/governance.cfm under the "Corporate Governance—Code of Ethics" captions. If the Company makes any amendments to the code of ethics for its senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grants any waivers, including implicit waivers, from a provision of this code to such persons, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

Item 11.    Director and Executive Compensation.

Director Compensation Arrangement

        Our directors historically have not received cash fees as compensation for their services, but non-employee directors have been eligible to receive non-statutory stock options under our 1999 Non-Employees' Stock Plan. On December 16, 2005, our board of directors modified the terms of options granted on November 15, 2004 to each of John H. Josephson and Samuel A. Plum to acquire 16,666 shares of Common Stock at $0.75 a share under the 1999 Non-Employees' Stock Plan. Pursuant to this modification, the 12,500 unvested shares under each of these options became exercisable in full.

        In October 2005, our board of directors approved a program under our 2005 Plan pursuant to which, starting on January 24, 2006, each non-employee directors receives an annual retainer of $25,000. In addition, each committee chairperson receives an annual retainer of $3,000 and each committee member (other than the chairperson) receives an annual retainer of $2,000. Upon completion of our public offering, each non-employee director at the time was granted an option to purchase 8,500 shares of our common stock at an exercise price equal to the fair market value at the time of the grant. Effective upon Mr. Vadnais' appointment to the Board on April 1, 2006, he will be issued an option to purchase 8,500 shares of our common stock at an exercise price equal to the fair market value at that date. Half of these options vested or will vest immediately upon grant and the remainder will vest on the first anniversary of grant. In each subsequent year, non-employee directors will be granted an option to purchase 3,500 shares of our common stock at an exercise price equal to the fair market value at the time of the grant. These options will vest annually over a one-year period. We will reimburse all of our directors for reasonable travel, lodging and other expenses related to their service on our board of directors.

Executive Compensation

        The following table shows all compensation provided for 2003, 2004 and 2005 to our chief executive officer and our other most highly compensated executive officers, whose aggregate salary, bonus and other compensation exceeded $100,000 during the fiscal year ended December 31, 2005. We refer to them as "named executive officers."

SUMMARY COMPENSATION TABLE

									Long-Term Compensation
	Annual Compensation
Name and Principal Position(5)								Other Annual Compensation	Restricted Stock Award			Securities Underlying Options	LTIP Payouts ($)	All Other Compensation
	Year	Salary			Bonus
Robert N. Verratti(1) Chief Executive Officer	2003 2004 2005	$ $ $	65,444 300,000 300,000	(1)	$	— — 261,009	(5)	— — —	$	— 38,899 —	(3)	— — 83,333	— — —	— — —
David L. Jannetta President	2003 2004 2005	$ $ $	185,000 185,000 200,000		$ $ $	16,200 16,200 2,700		— — —		— — —		390,999 533 —	— — —	— — —
Joseph A. Reed Chief Information Officer	2003 2004 2005	$ $ $	185,000 185,000 200,000		$	— — 40,000	(5)	— — —		— — —		59,666 — 12,666	— — —	— — —
Christopher M. Rothey Chief Operating Officer	2003 2004 2005	$ $ $	145,000 181,666 200,000	(2)	$	— — 45,000	(5)	— — —		— — —		58,666 66,666 5,183	— — —	— — —
Andrew Maunder(4) Chief Financial Officer	2005		$137,179	(4)		$122,000	(5)	—		—		58,333	—	—

(1)
Mr. Verratti joined us in October 2003.

(2)
Mr. Rothey's base salary was increased to $185,000 on February 1, 2004, following his promotion to Chief Operating Officer in October 2003.

(3)
On August 23, 2005, the board of directors approved the immediate accelerated vesting of all unvested shares of Mr. Verratti's restricted stock.

(4)
Andrew Maunder joined us as our Chief Financial Officer on April 25, 2005. His base salary in 2005 was $200,000.

(5)
Includes cash bonuses approved by the compensation committee of the board, and paid, in February, 2006 in the following amounts: Mr. Verratti—$60,000, Mr. Reed—$40,000, Mr. Rothey—$45,000, and Mr. Maunder—$40,000

Option Grants in Last Fiscal Year

        The following table contains information concerning stock options granted during the fiscal year ended December 31, 2005 to the named executive officers.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
		Percent of Total Options Granted to Employees in Fiscal Year 2005
Name	No. of Securities Underlying Options Granted(1)		Per Share Exercise Price	Expiration Date
					5%	10%
					(in thousands)
Robert N. Verratti	83,333	42.5%	$4.92	2015	$1,141	$1,948
Joseph A. Reed	4,333	2.2%	$4.92	2015	$56	$96
Joseph A. Reed	8333	4.2%	$.75	2015	$142	$220
Christopher M. Rothey	5,183	2.6%	$4.92	2015	$71	$121
Andrew Maunder	58,333	29.7%	$4.92	2015	$799	$1,364

(1)
The options vest 25% after one year and 6.25% each fiscal quarter thereafter, and will be fully vested four years after the date of grant.

(2)
The potential realizable value is calculated based on the term of the option at the time of grant. Assumed rates of stock price appreciation of 5% and 10% are prescribed by rules of the Securities and Exchange Commission and do not represent our prediction of our stock price performance. There was no public trading market for our common stock as of December 31, 2005. Accordingly, as permitted by the rules of the Securities and Exchange Commission we have calculated the potential realizable values at 5% and 10% appreciation are calculated by assuming that the initial public offering price of $12.00 appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Aggregated Option Exercises During the Year Ended December 31, 2005 and
Year-End Option Values

        The following table contains information with respect to options exercised during 2005 and the value of unexercised options held as of December 31, 2005 for the named executive officers.

					Value of Unexercised In-the-Money Options at December 31, 2005(1)
			Number of Securities Underlying Unexercised Options at December 31, 2005
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
					(in thousands)
Robert N. Verratti	—	—	—	83,333	$—	$590
David L. Jannetta	—	—	310,587	165,112	$3,173	$1,799
Joseph A. Reed	6,666	$72	85,564	37,103	$841	$384
Christopher M. Rothey	—	—	74,040	66,474	$702	$689
Andrew Maunder	—	—	—	58,333	$—	$413

(1)
There was no public trading market for our common stock as of December 31, 2005. Accordingly, as permitted by the rules of the Securities and Exchange Commission, we have calculated the value of unexercised in-the-money options at fiscal year-end using the initial public offering price of $12.00.

Executive Employment Agreements

        We have entered into employment agreements with our executive officers, the terms of which are summarized below.

Chief Executive Officer

        We entered into an employment agreement with Robert N. Verratti, our Chief Executive Officer, on October 1, 2004, pursuant to which he received an initial base salary of $300,000. Mr. Verratti currently receives a base salary of $310,500. Under the agreement, Mr. Verratti also received a grant of 432,214 shares of common stock at a purchase price of $0.75 per share. Of these shares, 324,160 (or 75%) were fully vested immediately, and the remaining shares vest in 12 monthly installments beginning November 1, 2004. On August 23, 2005, the board of directors approved the immediate accelerated vesting of all remaining unvested shares of his restricted stock. If within four years from October 16, 2003, we (i) merge or consolidate with another company or (ii) issue or sell our securities or the securities of another entity that we spin off, or from which we split, and in which Mr. Verratti receives an equity interest, Mr. Verratti will be entitled to a bonus of 3% of the gross proceeds from such transaction less the value of, or consideration previously received from the sale of, his restricted stock or other equity interest received as a direct result of his ownership of the restricted stock. This bonus is capped at a fixed amount per year and will be forfeited if Mr. Verratti is terminated for cause. If Mr. Verratti is terminated without cause or voluntarily terminates employment with us, he will be entitled to this bonus. On August 23, 2005, the board of directors also approved paying a bonus of $160,000 to Mr. Verratti, to cover any tax liability that Mr. Verratti may incur under Section 83(b) of the Internal Revenue Code with respect to his restricted stock. On February 16, 2006 the compensation committee of the board of directors approved a cash bonus in the amount of $60,000 payable immediately to Mr. Verratti related to his performance on behalf of the Company in 2005.

President

        We entered into an employment agreement with David L. Jannetta, our President, as of October 7, 1999, pursuant to which Mr. Jannetta receives an annual base salary as determined by our board of directors. Mr. Jannetta's annual base salary is currently $207,000. If he is terminated without cause, Mr. Jannetta will be entitled to all compensation earned through the date of termination, and payments at the rate of his then base salary for a period of six months after termination. Mr. Jannetta will receive no compensation if he is terminated for cause or because of his voluntary termination. If Mr. Jannetta terminates his employment, he is prohibited from managing, advising or owning more than 1% of stock in a company that derives more than 10% of its business from collecting, managing and distributing real-time and historical traffic and logistics data for a period of two years after termination.

Chief Operating Officer

        We entered into an employment letter agreement with Christopher M. Rothey in March 9, 2000 under which he became our Product Marketing Director at a base salary of $90,000. Mr. Rothey was later promoted to serve as our Chief Operating Officer and currently receives an annual base salary of $207,000. As part of the letter agreement, Mr. Rothey received a stock option to purchase 6,666 shares of our common stock at an exercise price of $3.99 per share, vesting in 16 equal quarterly installments over a four-year period. On February 16, 2006 the compensation committee of the board of directors approved a cash bonus in the amount of $45,000 payable immediately to Mr. Rothey related to his performance on behalf of the Company in 2005.

Chief Financial Officer

        We entered into an employment letter agreement with Andrew P. Maunder, our Chief Financial Officer, in April 2005, pursuant to which Mr. Maunder receives an initial base salary of $200,000. Mr. Maunder currently receives a base salary of $207,000. As part of his employment agreement, Mr. Maunder received an option to purchase 58,333 shares of our common stock at an exercise price of $0.75 per share, with 25% vesting at the end of the first year, and the remainder vesting in 12 equal quarterly installments over a three-year period from April 2006. If there is a change of control, as defined, of our company on or before October 25, 2005, Mr. Maunder's stock option will vest 50%; however, this option will vest 100% if his employment is terminated, his compensation is reduced, or his duties or title is substantially reduced following such transaction. In October 2005, the Board approved a bonus to Mr. Maunder to address an expectation with respect to his stock option terms, payment of which is dependent on his continued employment with the Company. This bonus is payable in four equal installments of $82,000, the first of which was paid on December 31, 2005 and the balance of which will be payable on April 26, 2006, October 26, 2006 and April 26, 2007, but only if he remains employed by the Company on those dates. On February 16, 2006 the compensation committee of the board of directors approved a cash bonus in the amount of $40,000 payable immediately to Mr. Maunder related to his performance on behalf of the Company in 2005.

Chief Information Officer

        We entered into an employment letter agreement with Joseph A. Reed, our Chief Information Officer as of January 24, 2000. Mr. Reed currently receives an annual base salary of $207,000. As part of this agreement, Mr. Reed received an option to purchase 44,001 shares of our common stock at an exercise price of $1.50 per share, vesting in 16 equal quarterly installments over a four-year period. On February 16, 2006 the compensation committee of the board of directors approved a cash bonus in the amount of $40,000 payable immediately to Mr. Reed related to his performance on behalf of the Company in 2005.

Chief Legal Officer

        In February, 2006, we entered into an employment letter with Brian J. Sisko, concerning his hire as the Company's Chief Legal Officer, Senior Vice President and General Counsel, pursuant to which Mr. Sisko receives an annual base salary of $200,000. As part of this agreement, Mr. Sisko received an option to purchase 58,333 shares of our common stock at an exercise price of $12.13 per share, the closing price of our common stock on February 16, 2006, with 25% vesting at the end of the first year of his employment, and the remainder vesting in 12 equal quarterly installments over the following three-year period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Other than as specifically detailed therein, the following table sets forth information, as of March 22, 2006, with respect to the beneficial ownership of our common stock:

  •
  each person who is known by us to beneficially own more than 5% of our common stock;

  •
  each of our directors and executive officers; and

  •
  all of our directors and executive officers as a group.

        The following table is based on 20,335,882 shares of our common stock outstanding as of March 22, 2006. The amounts and percentages of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Beneficial ownership includes shares of common stock issuable upon options and warrants exercisable within 60 days of March 31, 2006. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities as to which such person has an economic interest.

	Shares Beneficially Owned
Executive Officers and Directors(1)
	Number	Percent
Robert N. Verratti(2)	417,854	2.1%
David L. Jannetta(3)	1,800,779	8.6%
Christopher M. Rothey(4)	1,107,463	5.4%
Andrew Maunder(5)	14,583	*
Joseph A. Reed(6)	106,439	*
Mark J. DeNino(7)	7,735,653	36.7%
John H. Josephson(8)	20,916	*
George MacKenzie(9)	4,250	*
Samuel A. Plum(10)	20,916	*
Brian J. Sisko	0	*
Directors and executive officers as a group (10 persons)(11)	10,212,762	46.2%
5% Stockholders(1)
Entities affiliated with TL Ventures(12)	7,614,321	36.2%
Entities affiliated with Fred Alger Management, Inc.(13)	1,398,000	6.9%

*
Less than 1%.

(1)
Unless otherwise indicated, the address of each person named in the table below is c/o Traffic.com, Inc., 851 Duportail Road, Wayne, PA 19087. Information on beneficial ownership of 5% or more of our common stock is based on Forms 3 and 4 and a Schedule 13G filed with the SEC, as well as on our own internal records. To our knowledge, there are no additional beneficial owners of 5% or more of our common stock.

(2)
Includes 397,021 shares of common stock and 20,833 shares of common stock issuable on the exercise of vested options owned by Mr. Verratti.

(3)
Includes 367,917 shares of common stock held by Mr. Jannetta, 6,664 shares of common stock held by Mr. Jannetta's family, 50,580 shares of common stock held in trust for the Jannetta children and 359,527 shares issuable on the exercise of vested options owned by Mr. Jannetta; 559,743 shares of common stock and 147,132 shares of common stock issuable on the exercise of a warrant held by Convergence Capital, L.P.; and 309,216 shares of common stock held by Convergence Capital II, L.P. According to information provided by Convergence Capital, L.P. and Convergence Capital II, L.P., Mr. Jannetta could be deemed to have shared voting and dispositive power with respect to the shares of our common stock held by Convergence Capital, L.P. and Convergence Capital II, L.P.; however he disclaims beneficial ownership except to the extent of his indirect pecuniary interest therein.

(4)
Includes 1,666 shares of common stock and 89,706 shares issuable on the exercise of options owned by Mr. Rothey; 559,743 shares of common stock and 147,132 shares of common stock issuable on the exercise of a warrant held by Convergence Capital, L.P.; and 309,216 shares of common stock held by Convergence Capital II, L.P. According to information provided to be granted to by Convergence Capital, L.P. and Convergence Capital II, L.P., Mr. Rothey could be deemed to have shared voting and dispositive power of Convergence Capital, L.P. and Convergence Capital II, L.P.; however he disclaims beneficial ownership except to the extent of his indirect pecuniary interest therein.

(5)
Includes 14,583 shares of common stock issuable on the exercise of vested options.

(6)
Includes 11,333 shares of common stock and 95,106 shares issuable on the exercise of vested options.

(7)
Based on a Form 3 filed with the SEC on January 25, 2006 and a Form 4 filed with the SEC on February 1, 2006 (the "DeNino Forms"), by Mr. DeNino, TL Ventures III L.P., TL Ventures III Offshore L.P., TL Ventures III Interfund L.P., TL Ventures IV L.P. and TL Ventures IV Interfund L.P, as well as on our own internal records. According to the DeNino Forms, Mr. DeNino is the owner of record of 117,082 shares of common stock and 4,250 shares of common stock issuable on the exercise of options; TL Ventures III L.P. is the owner of record of 1,266,480 shares of common stock and 210,528 shares of common stock issuable on the exercise of warrants; TL Ventures III Offshore L.P. is the owner of record of 265,102 shares of common stock and 44,067 shares of common stock issuable on the exercise of warrants; TL Ventures III Interfund L.P. is the owner of record of 41,353 shares of common stock and 6,873 shares of common stock issuable on the exercise of warrants; TL Ventures IV L.P. is the owner of record of 5,202,762 shares of common stock and 428,354 shares of common stock issuable on the exercise of warrants; and TL Ventures IV Interfund L.P. is the owner of record of 137,484 shares of common stock and 11,318 shares of common stock issuable on the exercise of warrants. According to the DeNino Forms, Mr. DeNino may be deemed with the other members or stockholders of the ultimate respective general partners of the funds to have shared voting and dispositive power over the shares of stock held by TL Ventures; however, he disclaims beneficial ownership of all shares except to the extent of his indirect pecuniary interest therein.

(8)
Includes 20,916 shares of common stock issuable on the exercise of vested options.

(9)
Includes 4,250 shares of common stock issuable on the exercise of vested options.

(10)
Includes 20,916 shares of common stock issuable on the exercise of vested options.

(11)
See notes 1 through 11 above.

(12)
Based on a Form 3 filed with the SEC on January 25, 2006 and a Form 4 filed with the SEC on February 1, 2006 (the "TL Forms"), by TL Ventures III L.P., TL Ventures III Offshore L.P., TL Ventures III Interfund L.P., TL Ventures IV L.P. and TL Ventures IV Interfund L.P., as well as on our own internal records According to the TL Forms, TL Ventures III L.P. is the owner of record of 1,266,480 shares of common stock and 210,528 shares of common stock issuable on the exercise of warrants; TL Ventures III Offshore L.P. is the owner of record of 265,102 shares of common stock and 44,067 shares of common stock issuable on the exercise of warrants; TL Ventures III Interfund L.P. is the owner of record of 41,353 shares of common stock and 6,873 shares of common stock issuable on the exercise of warrants; TL Ventures IV L.P. is the owner of record of 5,202,762 shares of common stock and 428,354 shares of common stock issuable on the exercise of warrants; and TL Ventures IV Interfund L.P. is the owner of record of 137,484 shares of common stock and 11,318 shares of common stock issuable on the exercise of warrants.

  According to the TL Forms, TL Ventures III Interfund L.P. and TL Ventures III L.P., TL Ventures III Manager LLC is a General Partner of TL Ventures III General Partner L.P., the General Partner of TL Ventures III Interfund L.P., and TL Ventures Management III L.P., the General Partner of TL Ventures III L.P. TL Ventures III Manager LLC's members are Robert E. Keith, Jr., Gary J. Anderson, Mark J. DeNino and Christopher Moller and may be deemed to have shared voting and dispositive power over the shares held by those funds.

  According to the TL Forms, TL Ventures III Offshore L.P., TL Ventures III Offshore Ltd. is a General Partner of TL Ventures III Offshore Partners L.P., the General Partner of TL Ventures III Offshore L.P.. TL Ventures III Offshore Ltd.'s stockholders are Robert E. Keith, Jr., Gary J. Anderson, Mark J. DeNino and Christopher Moller and may be deemed to have shared voting and dispositive power over the shares held by that fund.

  TL Ventures III Manager LLC, TL Ventures III Offshore Ltd. and Mark J. DeNino disclaim beneficial ownership of all shares except to the extent of any indirect pecuniary interest therein.

  According to the TL Forms, TL Ventures IV Interfund L.P. and TL Ventures IV L.P., TL Ventures IV LLC is a General Partner of TL Ventures IV Interfund L.P., and TL Ventures Management IV L.P., the General Partner of TL Ventures IV L.P. TL Ventures IV LLC's members are Robert E. Keith, Jr., Gary J. Anderson, Mark J. DeNino and Christopher Moller and may be deemed to have shared voting and dispositive power over the shares held by those funds.

  TL Ventures IV LLC and Mark J. DeNino disclaim beneficial ownership of all shares except to the extent of any indirect pecuniary interest therein.

(13)
Based on a Schedule 13G filed with the SEC on February 10, 2006 by Fred Alger Management, Inc. and Fred M. Alger III ("Alger Form"). According to the Alger Form, Fred Alger Management and Fred M. Alger III own 1,398,000 shares of common stock over which they have sole voting and dispositive power.

Item 13.    Certain Relationships and Related Transactions.

        In 2005, we engaged in the following transactions with our directors and officers and holders of more than 5% of our voting securities and affiliates of our directors, officers and 5% stockholders:

Indebtedness of Management

        On October 1, 2004, as part of an executive loan program then in effect to enable officers to purchase our shares, we made a loan of $324,161 to our chief executive officer, Robert N. Verratti, to purchase 432,214 shares of our common stock. This loan accrued interest at a rate of 4% per annum. Under that program, we also made several loans to our president, David L. Jannetta. On December 31, 2000, we made a loan to Mr. Jannetta of $31,250 to exercise options to purchase 41,666 shares of our common stock; on January 1, 2001, we made a loan of $16,625 to Mr. Jannetta to exercise options to purchase 4,166 shares of our common stock; and on April 16, 2001, we made a loan of $93,484 to Mr. Jannetta to assist with a federal income tax obligation incurred in connection with the exercise of options. All of these loans have five-year terms. These loans accrued interest at the mid-term borrowing rate prescribed by the Internal Revenue Service, compounded annually. The aggregate outstanding amount (principal and interest) of each of Mr. Jannetta's loans is $37,715, $20,061 and $111,003, respectively, as of September 30, 2005, and a total of $170,586 (principal and interest) as of December 31, 2005. Mr. Verratti's loan was repaid in full, together with accrued interest thereon, on August 29, 2005. Our executive loan program was terminated as of August 31, 2005 such that no future loans will be issued.

Transactions with 5% or Greater Stockholders

        On or before August 30 2005, we obtained irrevocable, binding commitments from existing stockholders to purchase 5,042,090 shares of our Series F convertible stock at $3.00 per share for an aggregate price of $15.1 million, which we refer to as the Series F financing. The Series F financing closed in September 2005. Purchasers of our Series F convertible preferred stock included Mark DeNino, David L. Jannetta and various TL Ventures entities.

        On October 28, 2005, we entered into a settlement agreement with Internet Capital Group, Inc., ICG Holdings, Inc. and related entities, or ICG, and various TL Ventures entities, with respect to pending litigation. Under this agreement, in exchange for mutual releases and agreement to dismiss the litigation, we issued to ICG 300,562 shares of our common stock and agreed to permit ICG to grant to the underwriters in our recently completed initial public offering the right to purchase up to 66,666 shares of our common stock owned by ICG, by February 24, 2006, to cover any over-allotments. Given that TL Ventures, through its affiliates entities, constitutes our largest investor and was the lead investor in the Series E convertible preferred stock financing, various TL Ventures entities were made parties to the settlement agreement solely for purposes of obtaining mutual releases with ICG.

        On November 17, 2005, we, Santa Fe Technologies, Inc. and TL Ventures L.P. entered into a settlement agreement with respect to our litigation. Under this agreement, we and TL Ventures L.P. agreed to pay to SFT an aggregate of $14.25 million in settlement of the litigation, one-half to be paid within 30 days of the date of the settlement agreement and the other half to be paid within 60 days of the date of the settlement agreement. Upon receipt of the full settlement amount, SFT agreed to execute a general release of us and TL Ventures L.P., and our respective officers, directors, agents, employees and affiliates, and to dismiss the litigation. Also on November 17, 2005, we entered into an agreement with TL Ventures L.P. specifying that each of us will pay one-half of the settlement amount, or $7.125 million each. TL Ventures L.P. made the first settlement payment to SFT in December, 2005 and we made the second payment in January, 2006.

Investor Rights Agreement

        We have entered into a Fourth Amended and Restated Investors Rights Agreement with the purchasers of our outstanding preferred stock and certain individuals, including Mr. DeNino and Mr. Jannetta. Certain of our directors, including entities with which they are affiliated, executive officers and holders of our capital stock are parties to this agreement. Stockholders who are a party to this agreement are provided certain rights to demand registration of shares of common stock and to participate in a registration of our common stock that we may decide to do, from time to time. These registration rights survived our initial public offering and will terminate as to any holder at the earlier of such time as all of such holders' securities can be sold immediately may be sold immediately under Rule 144 without regard to any volume limitations thereunder and the five-year anniversary of our initial public offering.

Transactions with Executive Officers

        On August 23, 2005, the board of directors approved paying a bonus of $160,000 to Robert N. Verratti, our Chief Executive Officer, to cover any tax liability that Mr. Verratti may incur under Section 83(b) of the Internal Revenue Code with respect to his restricted stock.

        On October 17, 2005, the board of directors approved paying a bonus to Andrew Maunder, our Chief Financial Officer, based on his tenure with us consisting of a payment of $82,000 on December 31, 2005 and each of the following three dates if he is still employed by us on those dates: (i) April 25, 2006; (ii) October 25, 2006; and (iii) April 25, 2007.

        On February 16, 2006, the Compensation Committee of the board of directors approved paying bonuses in the following amounts to certain of the Company's executive officers for their performance on behalf of the Company in 2005: Mr. Verratti—$60,000, Mr. Rothey—$45,000, Mr. Maunder—$40,000, and Mr. Reed—$40,000

        On March 22, 2006, the board of directors approved a retainer agreement between the Company and Allen & Company, LLC. (Allen). This retainer agreement updates and replaces an agreement previously in place between the Company and Allen covering similar services. Pursuant to the new agreement, Allen will act as exclusive financial advisor to the Company. This retainer agreement provides that Allen shall act on behalf of the Company if and when situations may arise where the Company has the opportunity to become involved in discussions regarding potential acquisitions of other companies, potential mergers or acquisitions and/or potential sales of or by the Company. For their services under this retainer arrangement, Allen would receive fees equal to 2% of 1) the value of the consideration received by the Company and/or its shareholders in any such transaction(s) and/or 2) the value of the consideration paid by the Company in any such transaction(s) where Allen's services are utilized. No fees are payable under this retainer unless a transaction or transactions occur, and then only if and when consideration is actually received or paid. Such retainer agreement also provides for reimbursement of expenses related to the services to be provided; and standard indemnification of Allen by the Company in the event of certain claims made against Allen in connection with their services. The retainer agreement is for an initial term of twelve months, subject to extension pursuant to mutual agreement by the parties. John Josephson, a member of the board of directors, is a managing director of Allen.

Item 14.    Principal Accountant Fees and Services.

        In addition to retaining Ernst & Young LLP ("E&Y") to audit our financial statements, from time to time, we engage E&Y to perform other services. The following table sets forth the aggregate fees billed by E&Y in connection with the services rendered during the past two fiscal years.

Type of Fee	2004	2005
Audit Fees(1)	$75,000	$1,550,000
Audit-Related Fees	3,000	0
Tax Fees(2)	30,000	35,000
All Other Fees	—	0

Total Fees for Services Provided	$108,000	$1,585,000

(1)
Audit fees represent fees for professional services rendered for the audit of our financial statements, review of interim financial statements and services normally provided by the independent auditor in connection with regulatory filings, including our Form S-1 filing for our initial public offering.

(2)
Tax fees are for tax compliance.

Pre-approval Policies and Procedures

        Our Audit Committee Charter provides that the Audit Committee shall pre-approve all services to be provided to the Company by E&Y.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    The following documents are being filed as part of this report:

  (1)
  The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K:

    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2005 and 2004

    Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

    Consolidated Statements of Changes in Stockholders' Equity / (Deficit) for the years ended December 31, 2005, 2004 and 2003

    Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

    Notes to Consolidated Financial Statements

(c)    Exhibits.

  The following Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.

Exhibit Number	Description
3.2	Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on January 20, 2006.
3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on January 20, 2006.
4.1
Specimen Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
4.2
Warrant to purchase 116,666 shares of common stock, $0.01 par value per share, dated April 22, 2005, issued by the Registrant to National Electric Benefit Fund. Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.3
Warrant to purchase 193,099 shares of common stock, $0.01 par value per share, dated April 22, 2005, issued by the Registrant to TL Ventures IV L.P. Incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.4
Warrant to purchase 33,333 shares of Series E Preferred stock, $0.01 par value per share, dated December 7, 2003, issued by the Registrant to Comerica Bank. Incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.

4.5
Warrant to purchase 525 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III Interfund L.P. Incorporated herein by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.6
Warrant to purchase 6,348 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III Interfund L.P. Incorporated herein by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.7
Warrant to purchase 3,370 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III Offshore L.P. Incorporated herein by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.8
Warrant to purchase 40,697 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III Offshore L.P. Incorporated herein by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.9
Warrant to purchase 194,425 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III L.P. Incorporated herein by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.10
Warrant to purchase 16,103 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III L.P. Incorporated herein by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.11
Warrant to purchase 235,255 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures IV L.P. Incorporated herein by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.12
Warrant to purchase 147,132 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to Convergence Capital, L.P. Incorporated herein by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.13
Warrant to purchase 6,216 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures IV Interfund L.P. Incorporated herein by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.14
Warrant to purchase 7,333 shares of common stock, $0.01 par value per share, dated July 31, 2003, issued by the Registrant to T. Williams Consulting, Inc. Incorporated herein by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.15
Warrant to purchase 78,737 shares of common stock, $0.01 par value per share, dated May 30, 2003, issued by the Registrant to ICG Holdings, Inc. Incorporated herein by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.

4.16
Warrant to purchase 25,000 shares of Series E Preferred stock, $0.01 par value per share, dated July 8, 2003, issued by the Registrant to Comerica Bank. Incorporated herein by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.17
Warrant to purchase 31,000 shares of common stock, $0.01 par value per share, dated July 31, 2003, issued by the Registrant to Peachtree Creek Business Group, Inc. Incorporated herein by reference to Exhibit 4.20 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.18
Warrant to purchase 66,666 shares of common stock, $0.01 par value per share, dated August 24, 2005, issued by the Registrant to PA Early Stage Partners, L.P. Incorporated herein by reference to Exhibit 4.21.1 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
4.19
Warrant to purchase 17,565 shares of common stock, $0.01 par value per share, dated April 22, 2005, issued by the Registrant to Safeguard Delaware, Inc. Incorporated herein by reference to Exhibit 4.23 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.20
Warrant to purchase 10,000 shares of common stock, $0.01 par value per share, dated January 26, 2001, issued by the Registrant to PNC Bank, National Association. Incorporated herein by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.21
Warrant to purchase 41,666 shares of common stock, $0.01 par value per share, dated April 17, 2002, issued by the Registrant to Potomac Technology Development, LLC. Incorporated herein by reference to Exhibit 4.25 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.22
Warrant to purchase 5,102 shares of common stock, $0.01 par value per share, dated April 22, 2005, issued by the Registrant to TL Ventures IV Interfund L.P. Incorporated herein by reference to Exhibit 4.26 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.23
Contingent Warrant to purchase 33,333 shares of common stock, $0.01 par value per share, dated March 16, 2001, issued by the Registrant to Hearst Communications, Inc. Incorporated herein by reference to Exhibit 4.27 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.24
Fourth Amended and Restated Investor Rights Agreement dated August 30, 2005, as amended, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.28 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
4.25
Amendment to the Fourth Amended and Restated Investor Rights Agreement, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.28.1 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on January 5, 2005.
10.1**
Amended and Restated 1999 Long-Term Incentive Plan, dated as of May 11, 2000. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.

10.2**
Amended and Restated 1999 Non-Employees' Stock Plan, dated as of May 11, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.3**	2005 Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.2.1 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on January 24, 2006.
10.4
Lease Agreement dated June 14, 2000 between FV Office Partners II, L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.5
First Amendment to Lease Agreement dated April 30, 2001 between FV Office Partners II, L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.6
Second Amendment to Lease Agreement dated November 15, 2004 between FV Office Partners II, L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.7
Third Amendment to Lease Agreement dated May 26, 2005 between FV Office Partners II, L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.8
Subcontractor agreement dated June 1, 1999 between SIGNAL Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.9
Modification to Subcontract dated June 20, 2002, between Signal Solutions, Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
10.10
Modification to Subcontract dated August 5, 2005, between Signal Solutions, Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
10.11**
Employment Agreement dated October 1, 2004, between Robert Verratti and the Registrant. Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.12**
Employment Agreement dated October 7, 1999 between David L. Jannetta and the Registrant. Incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.13**
Employment Letter Agreement dated March 9, 2000 between Christopher M. Rothey and the Registrant. Incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.14**
Employment Letter Agreement dated April 20, 2005 between Andrew Maunder and the Registrant. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005
10.15**
Employment Letter Agreement dated December 1, 1999 between Joseph A. Reed and the Registrant. Incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.16**
Employment Letter Agreement dated February 16, 2006 between Brian Sisko and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant's Current Report of Form 8-K, filed on February 23, 2006.

10.17**
Employment Letter Agreement dated June 14, 2002 between Robert Pollan and the Registrant. Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.18**
Employment Letter Agreement between Douglas Alexander and the Registrant. Incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
10.19
Guaranty Agreement dated April 22, 2005 between TL Ventures, PA Early Stage III, L.P., Safeguard Delaware Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund. Incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.20
Equity Commitment Letter dated April 22, 2005 between TL Ventures, PA Early Stage III, L.P., Safeguard Delaware Inc., National Electrical Benefit Fund and the Registrant. Incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.21*
Data Acquisition Agreement between NAVTEQ Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
10.22
Formal Settlement Agreement and General Release, dated as of December 16, 2005, among Santa Fe Technologies, Inc., TL Ventures L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on January 20, 2006.
10.23	Retainer Agreement, dated March 22, 2006, by and between the Company and Allen & Company, LLC.
23.1	Consent of Ernst & Young LLP
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

**
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Traffic.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wayne, State of Pennsylvania, on this 24th day of March 2006.

Traffic.com, Inc.
By:	/s/ ROBERT N. VERRATTI Robert N. Verratti Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ ROBERT N. VERRATTI Robert N. Verratti	Chief Executive Officer and Director (Principal Executive Officer)
/s/ ANDREW MAUNDER Andrew Maunder	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ DAVID L. JANNETTA David L. Jannetta	President and Director
/s/ MARK DENINO Mark DeNino	Chairman of the Board
/s/ JOHN H. JOSEPHSON John H. Josephson	Director
/s/ GEORGE MACKENZIE George MacKenzie	Director
/s/ SAMUEL A. PLUM Samuel A. Plum	Director

Traffic.com, Inc.

Consolidated Financial Statements

Years ended December 31, 2003, 2004, and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Traffic.com, Inc.

We have audited the accompanying consolidated balance sheets of Traffic.com, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Traffic.com, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, PA
March 10, 2006

Traffic.com, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	2004	2005
Assets
Current assets:
Cash and cash equivalents	$4,898	$13,143
Accounts receivable, net of allowance of $950 and $779 at December 31, 2004 and 2005, respectively	9,859	10,177
Government services receivables	1,501	2,091
Deferred offering costs	—	2,368
Other current assets	1,323	723

Total current assets	17,581	28,502
Property and equipment, net	14,885	23,816
Intangible assets, net	—	130
Deferred financing fees	98	1,531
Restricted cash, net	1,002	780
Other long-term assets	164	219

Total assets	$33,730	$54,978

Liabilities, redeemable convertible preferred stock, and stockholders' deficit
Current liabilities:
Accounts payable	$2,496	$3,023
Accrued station compensation	3,321	3,032
Accrued legal settlements	—	7,125
Other accrued expenses	1,665	4,528
Revolving credit facility	810	4,128
Current portion of deferred revenue	604	1,711
Current portion of deferred license fees	400	1,148
Current maturities of long-term debt	33	—

Total current liabilities	9,329	24,695
Senior secured credit facility and accrued interest	23,744	37,659
Deferred revenue	17,793	23,261
Deferred license fees	9,170	9,385
Asset retirement obligation	—	678

	60,036	95,678
Redeemable convertible preferred stock, $0.01 par value:
Series E; 18,000,000 shares authorized and 16,265,094 issued and outstanding at December 31, 2004 and 2005; liquidation preference of $65,060 at December 31, 2004 and 2005	32,530	32,530
Series E-1; 6,419,811 shares authorized issued and outstanding at December 31, 2004, and 2005; liquidation preference of $11,448, and $12,364 at December 31, 2004 and 2005, respectively	7,284	9,321
Series F; 6,000,000 shares authorized and 5,042,090 issued and outstanding at December 31, 2005; liquidation preference of $20,168 at December 31, 2005	—	15,126

	39,814	56,977
Stockholders' deficit:
Common stock, $0.01 par value, 69,580,189 shares authorized and 3,427,043, and 3,826,325 shares issued and outstanding at December 31, 2004 and 2005, respectively;	35	39
Additional paid-in capital	48,641	61,566
Notes receivable from stockholders	(505)	(177)
Deferred stock based compensation	—	(1,672)
Accumulated deficit	(114,291)	(157,433)

Total stockholders' deficit	(66,120)	(97,677)

Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$33,730	$54,978

See accompanying notes.

Traffic.com, Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year ended December 31
	2003	2004	2005
Revenue:
Advertising	$36,045	$39,449	$38,871
Traffic data services	581	2,993	4,422
License agreement	750	—	—

	37,376	42,442	43,293
Cost of revenue	30,988	32,090	33,567

Gross margin	6,388	10,352	9,726
Operating expenses:
Research and development	2,828	3,647	3,905
Sales and marketing	14,086	12,032	16,177
General and administrative	6,402	7,229	8,704
Legal settlements	—	—	18,473

	23,316	22,908	47,259

Loss from operations	(16,928)	(12,556)	(37,533)
Interest income (expense), net	(4,151)	(3,428)	(5,609)

Net loss	$(21,079)	$(15,984)	$(43,142)

Redemption and accretion of redeemable convertible preferred stock	34,824	(2,128)	(2,037)

Net income (loss) attributable to common stockholders	$13,745	$(18,112)	$(45,179)

Net income (loss) attributable to common stockholders per share:
Basic	$5.15	$(5.91)	$(13.00)
Diluted	$1.45	$(5.91)	$(13.00)
Number of shares used in per share calculation:
Basic	2,671	3,064	3,474
Diluted	9,492	3,064	3,474

See accompanying notes.

Traffic.com, Inc.

Consolidated Statements of Stockholders' Deficit

(In Thousands, Except Share Amounts)

	Common Stock			Notes Receivable from Stockholders
			Additional Paid-in Capital		Deferred Stock-Based Compensation	Accumulated Deficit
	Shares	Par Value					Total
Balance at January 1, 2003	1,873,032	$19	$—	$(129)	$—	$(77,228)	$(77,338)
Exercise of common stock options	40,701	—	88	(52)	—	—	36
Conversion of preferred stock	1,051,810	11	14,935	—	—	—	14,946
Redemption of Series D preferred stock	—	—	25,444	—	—	—	25,444
Exchange of Series A through D preferred stock for common stock	—	—	11,680	—	—	—	11,680
Stock based compensation related to stock options granted to non-employees	—	—	319	—	—	—	319
Issuance of common stock warrants	—	—	75	—	—	—	75
Preferred stock accretion	—	—	(2,300)	—	—	—	(2,300)
Net loss	—	—	—	—	—	(21,079)	(21,079)

Balance at December 31, 2003	2,965,543	30	50,241	(181)	—	(98,307)	(48,217)
Exercise of common stock options	461,500	5	528	(324)	—	—	209
Preferred stock accretion	—	—	(2,128)	—	—	—	(2,128)
Net loss	—	—	—	—	—	(15,984)	(15,984)

Balance at December 31, 2004	3,427,043	35	48,641	(505)	—	(114,291)	(66,120)
Exercise of common stock options	32,489	—	44	—	—	—	44
Exercise of common stock warrants	66,231	1	36			—	37
Issuance of common stock in settlement of litigation	300,562	3	3,453	—	—	—	3,456
Issuance of common stock warrants	—	—	2,477	—	—	—	2,477
Repayment of stockholder notes	—	—	—	328	—	—	328
Investor share of legal settlement treated as capital contribution	—	—	7,125	—	—	—	7,125
Deferred stock-based compensation related to employee stock options	—	—	1,827	—	(1,827)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	155	—	155
Preferred stock accretion	—	—	(2,037)	—	—	—	(2,037)
Net loss	—	—	—	—	—	(43,142)	(43,142)

Balance at December 31, 2005	3,826,325	$39	$61,566	$(177)	$(1,672)	$(157,433)	$(97,677)

See accompanying notes.

Traffic.com, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2003	2004	2005
Operating activities
Net loss	$(21,079)	$(15,984)	$(43,142)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	2,232	1,579	2,352
Amortization of deferred financing fees and intangible assets	2,233	3,330	619
Stock based compensation expense	319	—	155
Non-cash legal expenses	—	—	11,348
Provision for bad debts	250	78	61
Changes in assets and liabilities:
Accounts and government services receivables	(5,686)	489	(969)
Other assets	(126)	(700)	(1,816)
Accounts payable and accrued expenses	2,483	(1,920)	6,450
Accrued legal settlements	—	—	7,125
Deferred revenue	5,071	8,921	6,575
Deferred license agreement	(10,000)	9,570	963

Net cash (used in) provided by operating activities	(24,303)	5,363	(10,279)
Investing activities
Purchases of property and equipment	(3,740)	(6,221)	(10,169)
Change in restricted cash	(456)	(41)	222
Purchases of marketable securities	(7,512)	—	—
Sales and maturities of marketable securities	17,837	—	—

Net cash provided by (used in) investing activities	6,129	(6,262)	(9,947)
Financing activities
Payments made to repurchase Series D preferred stock	(9,359)	—	—
Proceeds from the sale of Series E preferred stock	27,487	—	—
Proceeds from the sale of Series F preferred stock	—	—	15,126
Borrowings under the senior secured credit facility	—	—	10,000
Debt issuance costs	(570)	(157)	(349)
Net proceeds from (payments of) the revolving credit facility	4,000	(3,190)	3,318
Proceeds from the exercise of common stock options and warrants	36	209	81
Proceeds from the payment of shareholder notes	—	—	328
Payment on long-term debt	(57)	(64)	(33)

Net cash provided by (used in) financing activities	21,537	(3,202)	28,471

Net increase (decrease) in cash and cash equivalents	3,363	(4,101)	8,245
Cash and cash equivalents at beginning of period	5,636	8,999	4,898

Cash and cash equivalents at end of period	$8,999	$4,898	$13,143

Supplemental cash flow disclosures
Redemption and accretion of preferred stock	$34,824	$(2,128)	$(2,037)
Cash paid for interest	913	1,308	1,263
Non-cash debt issuance costs	3,662	—	1,712

See accompanying notes.

Traffic.com, Inc.

Notes to Consolidated Financial Statements

1.    Organization

        Traffic.com, Inc. (the "Company"), formerly known as Mobility Technologies, Inc., is deploying a nationwide traffic and logistics data collection network and a proprietary Traffic Information Management System ("TIMS") with the goal of becoming the nation's premier provider of real-time digital predictive traffic and logistics information for businesses, consumers, and government agencies. The Company's plans call for building a network of wireless sensors (the "digital sensor network") and integrating government agency sensors along major highways in over 40 of the largest metropolitan areas in the United States. The digital sensor network collects vehicle counts, vehicle speeds, classification (car or truck), and roadway density and transmits the data every 60 seconds over a wireless network to TIMS. As of March 15, 2006, the Company has completed its digital sensor network and received system acceptance from the relevant transportation agencies in Boston, Chicago, Oklahoma City, Philadelphia, Pittsburgh, Providence, San Diego, St. Louis and Tampa. The Company is collecting data from sensor networks that it is in the process of constructing in Detroit, Los Angeles, Phoenix, San Francisco, and Washington, DC. The Company is under contract to deploy its sensor network in Baltimore and Seattle. In addition, the Company is under contract to integrate probe data in Salt Lake City into TIMS. The Company's data collection network also includes state agency data and traditional traffic event and incident information with operations in 35 cities, utilizing scanners, cameras, vehicles, and aircraft. The Company's revenue opportunities include traditional broadcast (radio, TV) and new media (cable, Internet, mobile wireless, and satellite radio), logistics and fleet management, mobile workforce professionals, telematics (in-vehicle units), and government agencies.

        On January 25, 2006 the Company completed an initial public offering and began trading on the NASDAQ National Market under the symbol "TRFC".

Contract with United States Department of Transportation

        In 1999, the Company, as principal subcontractor, was awarded a subcontract with the U.S. Department of Transportation ("U.S. DOT") under the provisions of the 1998 Transportation Equity Act for the 21st Century ("TEA 21") as authorized by the United States Congress. TEA 21 authorizes federal funds to enable the Company to deploy an intelligent transportation infrastructure system (the digital sensor network) to collect, integrate, and distribute real-time traffic data. TEA 21 also allows the creation of a data repository of new and existing real-time traveler and related information for dissemination to the traveling public through a variety of delivery mechanisms, including support for a 511-based telephone service, provision of free basic traveler information to the public for personal use, and commercial traveler information services. TEA 21 allocated $2 million of federal funds per metropolitan area and requires a $0.5 million non-federal match. The first task order awarded to the Company allocated $4 million to begin the deployment of such systems in two metropolitan areas—Pittsburgh and Philadelphia.

        Under the terms of the subcontract, the Company, during installation of its digital sensor network and upon completion of specified milestones, is paid approximately $1.9 million, or 95% of the $2.0 million received by the prime contractor, per metropolitan area for providing data to the various federal and state agencies for noncommercial purposes such as research, planning, and congestion management. The Company retains the ability to market the data for commercial purposes and has committed to share up to 10% of certain revenues with state and local departments of transportation for reinvesting and enhancing the system. The revenue share amount is calculated quarterly, and the required amount is placed in a separate cash account annually and recorded as restricted cash in the accompanying balance sheets. The impact of the revenue share has historically been immaterial, and amounted to $0.1 million in 2005. The Company owns and is responsible for deploying, operating, and maintaining the digital sensor network without future government funding beyond the initial payments above.

        Following the successful completion of the Pittsburgh and Philadelphia systems, the Company was awarded a second task order that authorizes an additional $50 million to continue the deployment in twenty-five more metropolitan areas. Recent federal legislation (SAFETEA-LU) reauthorizes the program and makes additional cities eligible for the program. On March 3, 2006, U.S. DOT selected 10 metropolitan areas that are able to enter into contracts for use of the remaining funds: Atlanta, Charlotte, Denver, Indianapolis, Las Vegas, Minneapolis, New York/Northern New Jersey, Portland, Sacramento, and San Jose.

        The 1st Federal Task Order which covered the Pittsburgh and Philadelphia locations did not provide a contractual term. Under the 2nd Federal Task Order (which covers 25 additional cities), the contractual obligation to provide the Government with traffic flow data under the Federal Task Order will end ten years from the date of system acceptance in each metropolitan area, or January 1, 2012, whichever is the earlier of these two dates. It is noted in the Federal Task Order, however, that the Company is expected to continue to provide services to public agencies and commercial clients on an ongoing basis. Further, the Company is required to provide the services to the public agencies as long as it provides such services to its commercial markets.

        The 2nd Federal Task Order allows the Federal government to terminate its agreement with the Company for cause at any time within the first ten years after system acceptance in the deployment of each metropolitan area or January 1, 2012, whichever is the earlier of these two dates. If such were to occur, the Company would be obligated to pay liquidated damages of $960,000 in year one, reducing by 10% each year through year 10; however, in no case would the Company be liable for any liquidated damages after January 1, 2012.

        Under the terms of the Federal Task Order, the Company is required to enter into separate agreements with each metropolitan area for which it is providing traffic data services. The terms and contract life for each of the local agreements is unique to the contract itself, ranging from a period of five years to a period no longer than the January 1, 2012 contract termination date under the Federal Task Order, in addition to renewal and extension periods. Also, stipulated in these local government contracts are the provisions related to the sensor network in the event the contract is either terminated with cause or not renewed upon completion of the original contract term. If the Company ceases to operate, maintain or manage the traffic sensor network in any of its metropolitan areas prior to termination of the agreement, the Company must dispose of it equipment in the following manner:

  •
  For equipment purchased by the Company with private funds, the local government agency will have right of first refusal to purchase the equipment at fair value.

  •
  For equipment purchased with public funds, the local government agency can obtain the equipment at no cost. It should be noted that the Federal Task Order specifically states that no federal funds can be used for the purchase of equipment.

  •
  In the event the local government agency does not exercise its rights to purchase or obtain the equipment, the Company must dispose of the equipment at its own cost.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable allowance, useful lives of long lived assets, its asset retirement obligation, revenue recognition on the U.S. DOT contract, the value of common stock for the purpose of determining stock-based compensation, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

        The Company has granted stock options at exercise prices equal to the value of the underlying stock as determined by its board of directors on the date of option grant. For purposes of financial accounting for stock-based compensation, management has applied hindsight within each year to arrive at reassessed values for the shares underlying the options. These reassessed values were determined based on a number of factors, including input from advisors, the Company's historical and forecasted operating results and cash flows, and comparisons to publicly-held companies. The reassessed values were used to determine the amount of stock-based compensation recognized related to stock option grants to employees and non-employees and the amount of expense related to stock warrants issued to third parties.

Revenue Recognition

Advertising

        Since inception, the majority of the Company's revenues have been derived from the sale of advertising on radio and television stations. The Company receives airtime inventory from radio and television stations in exchange for traffic information and services. No revenue is recognized on the exchange of traffic data services for advertising time as neither the fair value of the advertising time received nor the traffic data services provided can be determined within reasonable limits. The Company purchases additional airtime inventory for cash. The Company employs a sales force to sell advertisements on the acquired airtime. Revenue is recognized when the advertisements are aired.

        Revenue from Internet and wireless advertising is recognized over the period during which the advertisement is displayed or aired.

Traffic Data Services

        The Company has entered into contracts with certain customers whereby the Company provides traffic data in exchange for cash. Some arrangements have included fees paid to the Company for exclusive access to the Company's data for specified purposes. The Company recognizes revenue from these sources during the period in which the services are performed. In addition, certain agreements have provided the Company with payments in advance of future revenues. In those instances, the Company records the receipt of cash as deferred license fees on the balance sheet. The Company's traffic data services agreements may include multiple components to the agreement including advertising, traffic data licensing, and exclusivity fees. The Company recognizes the revenue associated with each component of the multiple element arrangement based on the relative fair values of each component. If fair value of each component cannot be determined, the appropriate recognition of revenue is then determined for those combined deliverables as a single unit of accounting.

        The Company receives cash payments based on the achievement of certain milestones, as defined in the USDOT subcontract, in deploying its digital sensor networks. The majority of all funds are received on or before complete installation of the system and system acceptance. The invoicing of achieved milestones is recorded as deferred revenue. Revenue recognition commences upon formal customer acceptance of the system and is recognized pro rata over the estimated service period of the individual networks of 15 years. Revenue recognized was $0.3 million, $0.4 million, and $0.9 million for 2003, 2004, and 2005, respectively.

Cost of Revenue

        Cost of revenue consists of media inventory expenses, traffic data collection expenses, and other technology costs associated with maintaining the Company's TIMS network. Media inventory expenses consist of cash paid to purchase advertising inventory under long-term contracts with radio stations. In addition, media inventory expenses include cash payments to radio stations to purchase additional advertising inventory in the spot market on an as-needed basis, referred to as "cash buys." Traffic data collection expenses consist of the costs of personnel, both full-time and part-time, the costs of aircraft, automobiles, the monitoring of police and emergency response vehicles, the depreciation of the Company's traffic flow data sensor network, the use of state and local agency data sources where available (including sensors and cameras), and the Company's own camera network. These expenses also include occupancy and communications costs for the Company's national operations center and its local operations centers. Included in other technology expenses are internal product development expenses, the cost of consultants engaged to assist with various software development programs, and the depreciation of certain technology costs capitalized in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In addition, these other technology costs include communications costs and capital depreciation of computer hardware.

License Agreement

        See Note 7 for accounting treatment of the Company's former License Agreement.

Certain Risks and Concentrations

        The Company's revenues are principally derived from advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely affect the Company's operating results.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and accounts receivable. At December 31, 2004, and 2005, the Company had $5.6 million and $13.6 million, respectively, on deposit with a financial institution and its related investment funds. The amounts held by that institution are insured up to the full net value of the investments. Accounts receivable are typically unsecured and are derived from revenues earned from customers located in the U.S.

Cash and Cash Equivalents

        Cash and cash equivalents represent cash and highly liquid short-term investments with original maturities of three months or less.

Restricted Cash

        Restricted cash represents cash and cash equivalents restricted for standby letters of credit supporting long-term facility leases and escrow agreements.

Accounts Receivable

        Accounts receivables are recorded at the invoice amount and are not interest bearing. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically not exceeded management's expectations. Past due or delinquency status is based on contractual terms. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased.

Property and Equipment

        The Company's property and equipment consist principally of the sensor network pole assets, technology assets such as computer hardware and software, and leasehold improvements and equipment. Included in the sensor network pole assets are the steel poles used to mount the equipment and the radar and solar panels and the related installation costs. Electronic items such as modem, battery and wiring assembly are included in computer hardware and software.

        Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets. The Company reviews the carrying value of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the future discounted cash flows compared to the carrying amount of the asset.

        The Company capitalizes software development and acquisition costs in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs of internally developed software are expensed unless incurred during the application development stage. Software development costs capitalized during the application development stage are included in property and equipment and depreciated on a straight-line basis over three years, which is the estimated useful life. Capitalized software costs were $0.2 million at December 31, 2004 and $1.2 million at December 31, 2005, net of accumulated depreciation of $0.9 million at December 31, 2004 and $1.2 million at December 31, 2005.

Deferred Financing Fees

        Financing costs, including legal fees, the fair value of equity instruments, and lender fees associated with the issuance of debt have been capitalized as deferred financing costs in the accompanying balance sheets and are being amortized to interest expense over the terms of the related debt.

        Total amortization of deferred financing fees on the senior secured credit facility was $2.2 million, $3.2 million, and $0.6 million in 2003, 2004, and 2005, respectively. Total amortization of deferred financing fees on the revolving credit facility was $0.1 million in 2004.

Deferred Offering Costs

        Deferred offering costs consist of costs related to the Company's initial public offering. The deferred offering costs will be offset against the proceeds from the initial public offering.

Asset Retirement Obligation

        In connection with the Company's U.S. DOT contract and related state contracts related to its sensor networks throughout various cities in the United States, the Company may be required under certain circumstances to remove the sensor network assets residing on governmental property. In accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of a liability for an asset retirement obligation ("ARO") for each city in the period in which the related asset is placed in service. The Company capitalizes that cost as part of the carrying amount of the sensor network, which is depreciated on a straight-line basis over the useful life of the corresponding asset of 15 years. The ARO is recorded at fair value, and accretion expense will be recognized over time and charged to interest expense as the discounted liability is accreted to its expected settlement value.

        The fair value of the ARO is measured using expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate. At December 31, 2005, the Company has an asset retirement obligation, including accretion, classified in long-term liabilities of $0.7 million and an increase to existing capitalized assets of $0.6 million.

Redeemable Convertible Preferred Stock

        The Series E and Series F Redeemable Convertible Preferred Stock is recorded at its redemption value which is the purchase price. The Series E-1 Redeemable Convertible Preferred Stock is recorded at the fair value at the time of the time of issuance and is being accreted to its redemption value by the first redemption date in September 2010.

Advertising Expenses

        Advertising expenses, which consist predominantly of radio and television commercials and online campaigns such as search engine marketing, as well as industry trade shows, and public relations, are expensed as incurred. These expenses were $0.4 million, $0.1 million, and $2.2 million for the years ended December 31, 2003, 2004, and 2005, respectively.

Leases

        Landlord allowances and incentives, if any, are recorded as deferred rent. These amounts are amortized as a reduction of rent expense over the initial term of the lease, commencing with the date of possession. Certain leases provide for predetermined escalations in future minimum annual rentals. The prorated portion of future minimum rent escalations are recorded as deferred rent and are included in other accrued expenses in the accompanying consolidated balance sheets.

Income Taxes

        The Company accounts for income taxes in accordance with the liability method, which requires the establishment of a deferred tax asset or liability to reflect the net tax effects of temporary differences between tax carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount which will, more likely than not, be realized.

Comprehensive Net Income (Loss)

        There were no differences between net loss and comprehensive net loss for the years ended December 31, 2003, 2004, and 2005.

Reverse Stock Split

        In October 2005, the Company's board of directors approved a one-for-three reverse stock split of common stock to be effected prior to the effective date of the Company's Registration Statement for its initial public offering of common stock. The reverse stock split was approved by the stockholders in January 2006. In connection with the reverse stock split, the par value of the Company's common stock was adjusted to remain at $0.01. The accompanying consolidated financial statements give retroactive effect as though the one-for-three reverse split of the Company's common stock occurred for all periods presented.

Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

        Basic net loss attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma loss attributable to common stockholders per common share (in thousands, except per share amounts):

	Year ended December 31
	2003	2004	2005
Basic net loss per share
Numerator:
Net loss	$(21,079)	$(15,984)	$(43,142)
Redemption and accretion of redeemable convertible preferred stock	34,824	(2,128)	(2,037)

Numerator for per share calculation—basic and diluted	$13,745	$(18,112)	$(45,179)

Denominator:
Weighted-average common shares outstanding	2,671	3,081	3,512
Less: Weighted-average unvested common stock subject to repurchase agreements	—	(17)	(38)

Denominator for per share calculation—basic	2,671	3,064	3,474

Net income (loss) attributed to common stockholders per share—basic	$5.15	$(5.91)	$(13.00)

Dilutive effect of:
Conversion of preferred stock and accrued dividends payable into common stock	6,805	—	—
Warrants to purchase common stock	16	—	—

Denominator for per share calculation—diluted	9,492	3,064	3,474

Net income (loss) attributed to common stockholders per share—diluted	$1.45	$(5.91)	$(13.00)

        The following table shows stock equivalents that were not considered in the computation of the diluted net loss attributable to common stockholders per common share for the years ended December 31, 2003, 2004, and 2005 as their effect is anti-dilutive:

	December 31
	2003	2004	2005
Shares of preferred stock (on an as converted basis)	—	7,561,623	9,242,312
Stock options	2,028,339	1,886,597	2,000,478
Warrants	1,279,139	1,339,138	1,669,570

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities. The carrying amounts of the Company's debt approximate fair value of these obligations based upon management's best estimate of interest rates that would be available for similar debt obligations at December 31, 2003, 2004, and 2005. The fair value of the Company's redeemable convertible preferred stock is not practicable to determine as no quoted market price exists for the redeemable convertible preferred stock nor have there been any recent transactions in the Company's issued redeemable convertible preferred stock.

Stock-Based Compensation

Accounting for Stock-Based Awards to Employees

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and complies with the disclosure provisions of SFAS, No. 123, Accounting for Stock-Based Compensation, as modified by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. Currently, the Company is not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of its common stock at the grant date.

        The Company typically has granted stock options at exercise prices equal to the value of the underlying stock as determined by its board of directors on the date of option grant. For purposes of financial accounting, the Company has applied hindsight within each year or quarter to arrive at reassessed values for the shares underlying these options. Prior to the filing of its registration statement, the Company utilized two measures of value of its common stock in accounting for equity compensation relating to its compensatory equity grants:

  •
  The "board-determined value," which is the per share value of the Company's common stock determined by its board of directors at the time the board made an equity grant, taking into account several factors, including the Company's operating performance, anticipated future operating results, the terms of redeemable convertible preferred stock issued by it, including the liquidation value and other preferences of it preferred stockholders, as well as the valuations of other companies.

  •
  The "reassessed value," which is the per share value of the Company's common stock determined by it in hindsight solely for the purpose of financial accounting for employee stock-based compensation. The Company has used the Current-Value Method outlined in the American Institute of Certified Public Accountants' ("AICPA") practice aid entitled "Valuation of Privately-Held Company Equity Securities Issued as Compensation" published in 2004 by AICPA in performing these valuations.

        The Company has recorded deferred stock-based compensation to the extent that the reassessed value of the stock at the date of grant exceeded the exercise price of the option.

        For the period from July 2003 through March 2005, the Company's board of directors granted options at an exercise price of $0.75 per share. This determination was based on a number of factors that were detailed in an internal valuation carried out in July 2003. The valuation resulted in a common share value of $0.36, but the Company's board decided at that time to use the higher exercise price of $0.75 in order to take a conservative position with respect to option pricing. In deriving the valuation, the Company used a multiple of 2.3 times our revenue derived from a review of peer companies. The resulting gross valuation for the invested capital was then netted against the value of our outstanding debt and the overall value of outstanding liquidation preferences of the redeemable convertible preferred stock to derive a net valuation for common equity, and the resulting valuation was divided by the outstanding common shares. The Company did not obtain a contemporaneous valuation by an unrelated valuation specialist as its board of directors believed that, because of the early stage of its business, traditional valuation approaches used by independent valuation firms, such as an income approach, would not be relevant and would not be worth the cost.

        Unlike the Company's business today, which has higher revenues, several revenue streams, contracts with a number of large customers, and products that support Internet and wireless initiatives, during the period from July 2003 through March 2005, the Company relied almost completely on its radio and TV advertising business and, towards the end of 2004, had a growing liquidity problem.

        Between July 2003 and March 2005, the Company continued to review the valuation of its business using these same metrics. During this time, however, the Company did not achieve the revenues it had anticipated, and determined that, given its own internal valuation of its business arriving at a $0.36 common share value, the exercise price of new option grants should be no more than the $0.75 per share valuation it had assessed in July 2003. Towards the end of 2004 and as the Company entered 2005, it was clear that it had a limited level of liquidity, and prior to the renegotiation of its senior secured credit facility in April 2005, the Company determined that there was no basis to increase the valuation of the Company for common stock valuation purposes. In light of its decreasing liquidity, in order to induce the Company's lender to extend an additional $10.0 million under its senior secured credit facility, certain of the Company's stockholders agreed to enter into a guarantee agreement, under which they each severally agreed to guarantee repayment of the credit line up to an aggregate of $10.0 million under certain circumstances. As a further condition to the extension of the additional $10.0 million in credit, the guarantors entered into an equity commitment letter with the Company, whereby they agreed to purchase up to an aggregate of $10.0 million of its Series F convertible preferred stock if the Company failed to comply with certain financial covenants in the senior secured credit facility. The negotiation of these transactions with its lender and the guarantors took several months to complete.

        In May and June 2005, the Company's board of directors granted options to purchase a total of 169,956 shares of common stock at an exercise price of $0.75 per share. The Company did not obtain a contemporaneous valuation of the common stock underlying the options granted in this period, relying on the continued standard practice it had employed from March 2003, but it was agreed in June 2005 to carry out a detailed valuation of the business and of common stock options. As a result, early in the third quarter 2005, the Company reassessed the value of its common stock as of May 31, 2005 using a discounted cash flow analysis as the income-based methodology to determine the fair value of its invested capital as of that date, defined as the sum of our common stock plus senior securities, less cash and cash equivalents. Based upon its calculations, the Company derived a weighted-average cost of capital of 28%, thereby deriving a market value of invested capital, and subsequently a market value of our common stock. A discount related to the lack of marketability of 22.6% was estimated based on the theoretical cost of utilizing a series of put options to "lock in" the price of its common stock during an estimated holding period. This was completed by applying a Black-Scholes option pricing model. These calculations resulted in a fair value of the Company's common stock of $4.92 per share, as of April 22, 2005, the date on which its renegotiated senior secured credit facility and $10.0 million equity guarantee were completed. This valuation was used through the end of the second quarter of 2005 and into the third quarter.

        Also early in the third quarter 2005, the Company reviewed and reconfirmed that the stock value was $0.36 for the purposes of recording a weighted-average reassessed value of underlying stock for those options granted between July 2003 and March 2005.

        Subsequent to June 2005, the Company continued to achieve key milestones:

  •
  In July 2005, the Company introduced its new website, which provides a means to derive revenue from Internet and consumer wireless advertising as well as a means to market its brand. The Company also agreed to proceed with a public offering process and engaged WR Hambrecht as the lead underwriter. In addition, the Company signed a contract with Comcast Cable to provide its traffic incident, event and flow data to Comcast for use on its website;

  •
  In August 2005, legislation became effective that reauthorized the Company's federal contract, ensuring that the Company has the continuing ability to build out its sensor networks in order to collect traffic data in an aggregate of 27 metropolitan areas. In addition the Company obtained irrevocable, binding commitments from investors to complete its Series F convertible preferred stock financing for $15.1 million;

  •
  In September 2005, the Company launched its brand marketing campaign in four of the largest cities in the United States, signed contracts with three advertising networks targeted at Internet advertising, hired its first three dedicated sales people for its Internet advertising business, saw strong growth in visitors to our website, and closed its Series F convertible preferred stock financing.

        Due to this continued development of its business, the Company again reassessed the value of its common stock in August 2005, using the same discounted cash flow model that it had used as of May 31, 2005, but updating it to reflect the achievements and growth of its business. In particular, the Company recalculated the weighted-average cost of capital to 25% from 28%, and adjusted the discount rate related to the lack of marketability to 19.6% from 22.6%. These changes resulted in an adjustment in the fair value of the Company's common stock to be approximately the mid-point of the estimated price range for the initial public offering contemplated by the Company.

        In October 2005, based on the Company's reassessment of the value of its common stock, the Company offered to the employees who were granted options in May and June 2005 the ability to amend the terms of their options to increase the exercise price from $0.75 to $4.92 per share. All of these employees have now chosen to amend their stock options to a higher exercise price in order to avoid adverse income tax consequences under recently-adopted Section 409A of the Internal Revenue Code, which was effective January 1, 2005.

        In relation to these amended options, the Company recorded $1.1 million of unearned compensation in the fourth quarter of 2005 equal to the difference between the amended $4.92 exercise price per share and $11.50 per share, which was the estimated fair value of the common stock on the date of the modification. The unearned compensation is being amortized into compensation expense over the options' remaining vesting period.

        The table below shows the computation of deferred stock-based compensation amounts arising from unvested stock options granted to employees for each of the three month periods set forth below:

	Three months ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
Options granted to employees	26,297	169,956	—	$—
Weighted-average exercise price	$0.75	$0.75	n/a	$4.92
Weighted-average reassessed value of underlying stock per option granted	$0.36	$4.92	n/a	$11.50
Weighted-average reassessed deferred stock-based compensation per option granted	$—	$4.17	n/a	$6.58
Deferred stock-based compensation	$—	$709,000	$—	$1,118,000

        The Company recognizes compensation expense as it amortizes the deferred stock-based compensation amounts on a straight line basis over the related vesting periods. Reassessed values are inherently uncertain and highly subjective. If the Company had made different assumptions, its deferred stock-based compensation amount, stock-based compensation expense, net loss and net loss per share amounts could have been significantly different.

        The Minimum Value option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of options granted during 2003, 2004, and 2005 was $0.42, $0.18, and $3.78 per share, respectively.

Accounting for Stock-Based Awards to Non-Employees

        The Company measures the fair value of options to purchase its common stock granted to non-employees throughout the vesting period as they are earned, at which time it recognizes a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the reassessed value of the underlying stock, the risk-free interest rate and the dividend yield. As discussed above, the reassessed value of the underlying stock were based on assumptions of matters that are inherently highly uncertain and subjective. As there has been no public market for the Company's stock for all periods presented, our assumptions about stock-price volatility are based on the volatility rates of comparable publicly-held companies. These rates may or may not reflect the Company's stock-price volatility after it has been a publicly-held company for a meaningful period of time. If the Company had made different assumptions about the reassessed value of its stock or stock-price volatility rates, the related stock-based compensation expense and its net income and net income per share amounts could have been significantly different.

Intrinsic Value of Outstanding Options

        The following table shows the intrinsic value of the Company's outstanding vested and unvested options as of December 31, 2005 based upon an $11.50 per share common stock price, which was the fair value as of that date:

	Number of Shares Underlying Options	Intrinsic Value
		(In Thousands)
Total vested options outstanding	1,217,493	$10,802
Total unvested options outstanding	782,985	7,333
Total options outstanding	2,000,478	18,135

        The following table illustrates the effect on net loss attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts) :

	Year ended December 31
	2003	2004	2005
Net income (loss) attributable to common stockholders:
As reported	$13,745	$(18,112)	$(45,179)
SFAS No. 123 pro forma	$13,448	$(18,327)	$(45,388)
Basic—as reported	$5.15	$(5.91)	$(13.00)
Diluted—as reported	$1.45	$(5.91)	$(13.00)
Basic—pro forma	$5.03	$(5.98)	$(13.07)
Diluted—pro forma	$1.42	$(5.98)	$(13.07)

Segment Information

        The Company currently operates in one business segment; the accumulation and dissemination of traffic data across multiple delivery applications and services, including radio, television, the Internet, wireless devices and in-vehicle navigation systems. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

Recent Accounting Pronouncements

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on the Company's financial condition or results of operations.

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3", referred to as SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not believe the adoption of SFAS No. 154 will materially impact the Company's consolidated financial statements.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.

        SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after the Company's adoption of SFAS 123(R). The Company will adopt SFAS 123(R) on January 1, 2006.

        Prior to August 30, 2005, (the date that the Company filed a Form S-1 with the Securities and Exchange Commission), the Company used the minimum value method to calculate the pro forma disclosure required by SFAS No. 123. When the Company adopts SFAS 123(R) on January 1, 2006, the Company will continue to account for the portion of awards outstanding prior to August 30, 2005 using the provision of APB Opinion No. 25 and its related interpretative guidance.

        For awards issued on or after August 30, 2005, and for awards modified, repurchased or canceled on or after that date, the Company will use an option pricing model other than the minimum value method to calculate the pro forma disclosures required by SFAS No. 123. When the Company adopts SFAS 123(R) on January 1, 2006, the Company will begin recognizing the expense associated with these awards in the income statement over the award's vesting period using the modified prospective method. Because the amount, terms and fair values of awards to be issued in the future are uncertain, the impact of the adoption of SFAS 123(R) on the Company's financial statements is not known at this time; however, the Company expects to incur in excess of $1.2 million in stock based compensation expense during 2006.

3.    Interest Income (Expense), Net

	Year ended December 31
	2003	2004	2005
	(In Thousands)
Interest income	$173	$75	$247
Amortization of deferred financing fees	(2,222)	(3,330)	(619)
Retroactive adjustments to accrued interest under the Senior Secured Credit facility due to amendments	4,379	3,753	(688)
Accretion of the asset retirement obligation			(48)
Interest expense	(6,481)	(3,926)	(4,501)

Interest income (expense), net	$(4,151)	$(3,428)	$(5,609)

4.    Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31
	2004	2005	Useful Life
Digital sensor network	$8,869	$13,792	15 years
Computer hardware and software	6,422	8,981	3 years
Leasehold improvements	1,125	1,524	Lease term
Equipment and office furniture	2,332	3,406	3 years
Vehicles	380	397	3 years
Construction in progress	5,511	7,822

	24,639	35,922
Accumulated depreciation	9,754	12,106

Property and equipment, net	$14,885	$23,816

        Depreciation expense related to the above assets was $2.2 million, $1.6 million, and $2.4 million for 2003, 2004, and 2005, respectively

        Depreciation expense related to the digital sensor network was $0.7 million for 2003 and 2004, and $1.0 million in 2005.

5.    Equity Commitment

        In April 2005, as part of additional financing terms of the senior secured lenders, certain Series E investors in the Company signed an Investor Guaranty Agreement to provide up to $10.0 million of equity financing in the Company's future issuance of Series F preferred stock. The terms of the equity commitment were fulfilled upon the funding of the Series F financing round in September 2005.

6.    Debt

Senior Secured Credit Facility

        In March 2002, the Company received funding on a $20.0 million credit facility which resulted in proceeds, after related fees, of $18.8 million. The facility is collateralized by all of the assets of the Company; however, the facility does allow for the accounts receivable of the Company to be used as collateral in connection with cash management arrangements.

        In April 2003, the Company amended the credit facility. Approximately $1.4 million of the principal and accrued interest under the credit facility was converted into shares of Series E preferred stock.

        As a result of the April 2003 amendment, $1.2 million of unamortized costs deferred at the inception of the facility were amortized in 2003. The April 2003 amendment reduced the credit facility's internal rate of return to rates escalating each quarter from 22.13% at June 30, 2003 to 26.78% at March 31, 2006. This interest rate reduction was retroactive to the inception of the facility in April 2002 and resulted in a cumulative adjustment to interest expense of $4.4 million. The Company is required to make quarterly interest payments of $0.3 million.

        In connection with the April 2003 amendment to the senior secured credit facility, the Company issued a warrant to purchase 1,840,094 shares of Series E preferred stock to the lender at an exercise price of $0.01 per share. The value assigned to these warrants using a fair value pricing model was $3.7 million which was recorded as deferred financing fees, and was being amortized over the life of the credit facility. The warrant was exercised in December 2003.

        In April 2004, the Company further amended certain terms of its credit facility. The amendment removed the escalating borrowing rates provisions of the agreement in favor of a defined borrowing rate of 15%, lowered its minimum cash balance requirement from $3.6 million to $3.0 million, and established a three-month trailing net loss covenant. This interest rate reduction was retroactive to the inception of the facility in April 2002 and resulted in a cumulative adjustment to interest expense of $3.8 million. In addition, the Intelligent Transportation System, or digital sensor network, contract covenant was amended, and now requires the Company to have contracts to build out its Intelligent Transportation Systems network in 17 cities in March 2006, and 19 cities in March 2007.

        In April 2005, the Company again amended its senior secured credit facility and received additional funding which resulted in proceeds, after related fees, of $9.7 million. The amendment reduced the minimum cash balance covenant to $2.5 million, reset the trailing three-month net loss covenants, and extended the maturity of the facility to March 2008.

        There are no principal payments due under the senior secured credit facility until maturity in March 2008. If held to maturity, the repayment of principal and unpaid accrued interest would be $47.9 million.

        As of December 31, 2005, the Company was in compliance with all debt covenants.

        In January 2006, the Company repaid the principal and all accrued interest under this facility with a portion of the proceeds from the initial public offering.

Revolving Credit Facility

        In December 2003, the Company established a revolving credit facility with a financial institution. The facility had an initial commitment of $6.5 million, which could be expanded to $8.0 million upon the Company reporting a positive net income for six consecutive months. Borrowings bear interest at the bank's prime rate plus 1.5% (6.75% and 7.75% at December 31, 2004 and June 30, 2005, respectively). The facility had a 1-year term.

        The Company's borrowings are subject to a 60% advance rate against a defined borrowing base. The facility contains a 3-month trailing net loss covenant and a minimum cash balance requirement of $3.6 million.

        In July 2004, the Company amended its revolving credit facility. The commitment was increased to $7.5 million and the borrowing base advance rate was increased to 70%. The commitment was later increased to $8.5 million based on the achievement of an operating milestone. The July 2004 amendment allows for the commitment to be further increased to $10.0 million upon the achievement of two consecutive months of positive EBITDA (as defined).

        In April 2005, following a series of extensions, the Company renewed its revolving credit facility through March 7, 2006. The minimum cash balance covenant was decreased from $3.6 million to $2.5 million and the trailing three-month net loss covenant was reset. In addition, as part of the amendment to the senior secured credit facility, the available commitment was reduced to $6.0 million pending the funding of the first tranche of the equity commitment guarantee of $5.0 million at which time the commitment will increase to $7.0 million. After the Company receives funding of the second tranche of the equity commitment guarantee of $5.0 million, the revolving credit facility will increase to $8.5 million. The equity commitment was fulfilled in September 2005 upon the closing of the Series F financing.

        In August 2005 the Company amended the revolving credit facility to increase the advance rate of eligible accounts receivable to 80%.

        At December 31, 2004 and December 31, 2005, the Company had collateral to support $3.9 million and $7.6 million in borrowings under the revolving credit facility, respectively.

        As of December 31, 2005, the Company was in compliance with all debt covenants.

        In February 2006, the Company repaid the outstanding amount this facility. In March 2006, the revolving credit facility terminated upon its terms.

7.    License Agreement

        The Company had a License Agreement (the "Agreement") with a technology development corporation, which was a wholly-owned subsidiary of our senior secured lender that resulted in proceeds of $11.0 million. Under the Agreement, the Company transferred all existing and new Developed Technology and Intellectual Property ("IP") rights; however, the Company maintained the ability to repurchase said rights at any time, for $11.0 million less any royalty payments made through the date of purchase. The Company was granted an exclusive license to use the IP rights in exchange for a quarterly royalty payment. Such payments, which would not exceed $0.3 million in a given quarter, would equal a percentage (which ranges from 1% to 5% during the Agreement) of the net revenue that resulted from the use of the IP. The Company accounted for the Agreement as a research and development agreement and recognized revenue based on the completion of new Developed Technology as defined in the statement of work within the Agreement.

        In April 2003, the Company and the technology development corporation agreed to terminate the Agreement. In exchange for a payment of $10.0 million and the issuance of $0.4 million in debt (which represented the value of the Agreement less interim royalty payments), the rights to the Company's Developed Technology and Intellectual Property reverted to the Company's control and sole use.

8.    Data Acquisition Agreement

        In April 2004, the Company entered into a multi-year Data Acquisition Agreement with a digital navigation company. Under the terms of the Data Acquisition Agreement, the Company granted a non-exclusive data license for its traffic incident and flow data to the licensor. In exchange, the Company received a license fee payment of approximately $9.0 million during 2004 and an additional $0.9 million during the nine month period ended September 30, 2005. The license fee payment was recorded as deferred license fees and is being earned in current and future periods through either a minimum annual fee or a per subscriber fee for certain navigation applications that include the Company's traffic data, whichever is greater. The Company recognized $0.3 million and $0.4 million in data license revenue in 2004 and 2005, respectively, associated with the Data Acquisition Agreement. Upon expiration (if the agreement is not renewed), up to $1.9 million of any remaining license fee payment that has not been earned through minimum annual fees and subscriber fees may, at our option, be repaid quarterly over three years at an interest rate of prime plus 1%.

9.    Income Taxes

        For the years ended December 31, 2003, 2004, and 2005 there were no provisions for income taxes.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$34,125	$42,761
Accrued compensation and benefits	133	201
Deferred revenue	6,439	12,232
Allowance for doubtful accounts	333	272
Other liabilities	112	132

Total deferred tax assets	41,142	55,598
Deferred tax liabilities:
Depreciation and amortization	4,179	6,639

Net deferred tax asset	36,963	48,959
Valuation allowance	(36,963)	(48,959)

Net deferred asset	$—	$—

        A reconciliation of the statutory United States statutory income tax rate to the effective income tax rate follows:

	2004	2005
Tax at statutory rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

        As of December 31, 2005, the Company has net operating losses of approximately $122.2 million for tax purposes which will be available to offset future taxable income. If not used, these carryforwards will expire between 2018 and 2025. The Company's state net operating loss carryforwards will also be subject to expiration over varying years. To the extent that net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders' equity.

        In the event that the Federal net operating loss is subject to Section 382 of the Internal Revenue Code the use of the net operating loss carryforward could be limited in any one year.

10.    Redeemable Convertible Preferred Stock

        As of December 31, 2005, the Company had authorized 30,419,811 shares of preferred stock at $0.01 par value. The Board of Directors has the authority to issue shares and to fix voting privileges, dividend rates, conversion privileges, and any other rights of the preferred stock. The currently authorized shares of preferred stock are further designated as 18,000,000 shares of Series E redeemable convertible preferred stock ("Series E preferred stock"); 6,419,811 shares of Series E-1 redeemable convertible preferred stock ("Series E-1 preferred stock"); and 6,000,000 shares of Series F redeemable convertible preferred stock ("Series F preferred stock").

        Each share of preferred stock is convertible into one third of a share of common stock at the option of the holder and converts automatically upon a qualified initial public offering of common stock—as defined per the terms and conditions of the preferred stock purchase agreements. The conversion ratio is subject to change based on certain dilution events. The holders of the Series E, Series E-1, and Series F preferred stock, voting as a separate class, are entitled to elect three of the seven directors.

        In March 2003, the Company entered into an agreement with a group of investors to sell 14,425,000 shares of Series E preferred stock. The sale resulted in proceeds to the Company of $28.9 million, which included converted debt of $1.4 million. As an inducement to participate in the Series E financing, the Company made available 6,419,811 shares of Series E-1 preferred stock to its existing holders of preferred stock. These shares were distributed to existing investors that participated in the Series E round (based on the percentage of their investment in the Series E round) in exchange for shares of Series A, B, C and D Preferred Stock. Based on a fair value for the Series E-1 convertible preferred stock of $0.56 per share, the difference between the carrying value of the Series A through D convertible preferred stock ($15.3 million) that has been derecognized and the fair value of the Series E-1 convertible preferred stock ($3.6 million) that has been recognized, of $11.7 million, has been recognized as an addition to net income to arrive at net income attributable to common stockholders in the accompanying statement of operations for the year ended December 31, 2003. The Company is recording an accretion adjustment in each accounting period subsequent to initial recognition of the Series E-1 preferred stock to reflect the return to the preferred stockholders.

        As a result of the March 2003 Series E financing, 873,671 shares of Series A preferred stock were exchanged for 291,223 shares of common stock and 600,000 shares of Series A preferred stock warrants were exchanged for 40,000 common stock warrants. The 4,824,563 outstanding shares of Series B preferred stock were exchanged for 321,637 shares of common stock and 1,315,789 outstanding shares of Series C preferred stock were exchanged for 438,596 shares of common stock. The Company repurchased 2,595,585 shares of Series D preferred stock, which had a carrying value of $34.8 million including cumulative dividends of $5.6 million, for $9.4 million. The $25.4 million difference between the carrying value and repurchase amount was recognized as income in net income attributable to common stockholders in the accompanying statement of operations for the year ended December 31, 2003. In addition, 5,324 shares of Series D preferred stock were exchanged for 354 shares of common stock. Preferred stockholders of each series that did not participate in the Series E financing round were subject to conversion of their preferred stock to common stock at a conversion ratio ranging from 1 for 1 to 1 for 5.

        In December 2003, warrants for 1,840,094 shares of Series E preferred stock were exercised by the Company's Senior Secured lender. Upon exercise of the warrants, the carrying value of $3.7 million was reclassified to the redemption value of the Series E preferred stock.

        In September 2005, the Company issued and sold 5,042,090 shares of Series F preferred stock at a price of $3.00 per share for proceeds of $15.1 million.

        The Series E preferred stockholders receive noncumulative dividends at an annual rate of 8%, if declared. Each holder of the Series E preferred stock is entitled to one vote for each share of common stock into which such share of Series E preferred stock is convertible. The Series E preferred stock is redeemable by the holder in one-third increments on the fifth, sixth, and seventh anniversary of the first issuance of Series F preferred stock at an amount equal to the original purchase price ($2.00 per share) plus any accrued but unpaid dividends. In the event of liquidation, after payment of the Series F liquidation preference, the Series E preferred stock is entitled to receive the greater of $4.00 per share or the proceeds they would receive on an as converted basis into common stock.

        The outstanding shares of preferred stock were converted into 9,242,312 shares of common stock in accordance with their terms.

11.    Stockholders' Deficit

        The Series E-1 preferred stock receives noncumulative dividends at an annual rate of 8%, if declared. Each holder of the Series E-1 preferred stock is entitled to one vote for each share of common stock into which such share of Series E-1 preferred stock is convertible. The Series E-1 preferred stock is redeemable by the holder in one-third increments on the fifth, sixth, and seventh anniversary of the first issuance of Series F preferred stock at an amount equal to the original purchase price plus any accrued but unpaid dividends. In the event of liquidation, after payment of the Series F and Series E liquidation preference, the Series E-1 preferred stock is entitled to receive the greater of $1.56 per share plus an annual 8% dividend, or the proceeds they would receive on an as converted basis into common stock.

        The Series F preferred stockholders receive noncumulative dividends at an annual rate of 8%, if declared. Each holder of the Series F preferred stock is entitled to one vote for each share of common stock into which such share of Series F preferred stock is convertible. The Series F preferred stock is redeemable by the holder in one-third increments on the fifth, sixth, and seventh anniversary of the first issuance of the Series F preferred stock at an amount equal to the original purchase price ($3.00 per share) plus any accrued but unpaid dividends. In the event of liquidation, the Series F preferred stockholders are entitled to receive the greater of $4.00 per share or the proceeds they would receive on an as converted basis into common stock.

        No dividends have been declared on any of the series of preferred stock. The preferred stock is redeemable in installments of $21.8 million in September 2010, $22.3 million in 2011, and $22.8 million in 2012.

        At the closing of the Company's initial public offering in January 2006, each share of preferred stock was converted into one third of a share of common stock. The outstanding shares of preferred stock were converted into 9,242,312 shares of common stock in accordance with their terms.

Common Stock

        Holders of common stock, voting together with the holders of the Series E, Series E-1, and Series F preferred stock, are entitled to elect three of the seven directors of the Company.

Stock Options

        Prior to January 2006, the Company had two stock option plans: the 1999 Long-term Incentive Plan ("Incentive Plan") and the 1999 Nonemployees' Stock Plan ("Nonemployee Plan"). The Incentive Plan provides for the issuance of options, stock appreciation rights, restricted stock, deferred stock, and other stock-based awards to officers and key employees of the Company. The Nonemployee Plan provides for the issuance of options, shares or deferred shares in lieu of fees, and restricted stock to nonemployee directors, advisors, and consultants. The Company originally reserved a total of 3,384,433 shares of common stock to be issued under the Incentive Plan and the Nonemployee Plan.

        In October 2005, the Company's board of directors approved the 2005 Long-Term Incentive Plan (the 2005 Plan), which was approved by the stockholders and became effective in January 2006. This plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. No additional awards will be made under the Company's 1999 Long-Term Incentive Plan or the 1999 Non-Employee's Stock Plan (the 1999 plans) following the effective date of the 2005 Plan. Upon effectiveness, 1,750,000 shares of common stock became reserved for issuance under the 2005 Plan, as well as the shares remaining available for grants under the 1999 plans, which was 75,895 shares at December 31, 2005. In addition, the plan contains an "evergreen provision" which allows for an annual increase in the number of shares available for issuance under the plan on the first day of each of the Company's fiscal years beginning in fiscal year 2007. The annual increase in the number of shares shall be equal to the lesser of: (i) 350,000 shares; (ii) 1% of the Company's outstanding shares of common stock on the first day of the fiscal year; or (iii) an amount determined by the Company's board of directors.

        The exercise price (as established by the Board) of stock options granted equals or exceeds the fair market value of the Company's common stock on the date of the grant. All stock options expire ten years from the grant date. Employee options granted to date vest over a four-year period, unless otherwise authorized by the Board. Options granted under both plans are exercisable as determined by the Board. The following table summarizes stock option activity for 2003, 2004, and 2005:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2003	1,243,592	$4.17
Granted	1,488,931	1.65
Exercised	(40,701)	2.16
Forfeited	(663,483)	2.52

Outstanding at December 31, 2003	2,028,339	2.91
Granted	742,186	0.75
Exercised	(461,500)	1.14
Forfeited	(422,428)	4.17

Outstanding at December 31, 2004	1,886,597	2.19
Granted	196,253	4.36
Exercised	(32,489)	1.36
Forfeited	(49,883)	1.77

Outstanding at December 31, 2005	2,000,478	$2.43

        The following table summarizes stock options vested and exercisable:

	Number of Shares	Weighted- Average Exercise Price
Exercisable at December 31, 2003	957,660	$4.05
Exercisable at December 31, 2004	900,729	$2.97
Exercisable at December 31, 2005	1,217,493	$2.63

        The following table summarizes information about stock options outstanding at December 31, 2005:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Options Exercisable
$0.75	1,099,082	7.34	585,613
$1.50	146,038	4.43	146,038
$3.99	171,599	4.38	171,599
$4.50	314,390	7.14	215,164
$4.92	169,956	9.41	—
$7.98	3,333	4.55	3,333
$9.00	96,080	4.62	95,746

Total	2,000,478	6.88	1,217,493

        For certain grants issued during the year ended December 31, 2005, the Company has determined that the fair value of the underlying common stock on the date of the grant was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation on these stock options of approximately $1.8 million as an increase in additional paid-in capital and is amortizing it as a charge to operations over the vesting periods of four years. The Company recognized $0.1 million in stock compensation expense related to options issued to nonemployees for the year ended December 31, 2003. There were no such option grants to non-employees in 2004 or 2005.

Shares Reserved for Future Issuance

        At December 31, 2005, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	2,000,478
Common stock options available to grant	75,895
Common stock warrants	1,627,904
Series E redeemable convertible preferred stock and preferred stock warrants	5,463,357
Series E-1 redeemable convertible preferred stock	2,139,932
Series F redeemable convertible preferred stock	1,680,689

12,988,255

Notes Receivable

        Certain members of management have been allowed to participate in an executive loan program. Included in Notes receivable from stockholders are purchase money indebtedness notes issued in connection with the exercise of options granted under the Incentive Plan. Generally, the notes are with recourse and bear interest at a variable rate, which ranged from 3.62% to 6.25% at December 31, 2004 and 4.08% to 8.25% at December 31, 2005. During 2004, the Company issued a restricted stock purchase agreement for 432,214 shares of common stock to an executive of the Company in exchange for a non-recourse note in the amount of $0.3 million bearing interest at 4%. This note and accrued interest thereon was repaid in August 2005. All of the notes are collateralized by the underlying shares and the Company has repurchase rights for any exercised but unvested shares. Such notes receivable were $0.5 million and $0.2 million at December 31, 2004, and 2005, respectively.

12.    Warrants to Purchase Common and Preferred Stock

	Warrants Outstanding at December 31 2004	Weighted- Average Exercise Price	Warrants Outstanding at December 31 2005	Weighted- Average Exercise Price
Warrant type:
Common stock	1,297,472	$1.73	1,627,904	$1.38
Series E convertible preferred stock	125,000	2.00	125,000	$2.00

Common Stock

        Common stock warrants outstanding (fully vested) at December 31, 2005 were comprised of:

Issue Date	Amount	Exercise Price	Expiration Date
January 2001	10,000	$24.00	January 2008
March 2001	13,333	$33.81	March 2011
April 2002	41,666	$15.75	April 2009
March 2003	650,071	$0.75	March 2008
May 2003	78,737	$0.75	May 2008
July 2003	396,666	$0.75	July 2008
July 2003	38,333	$0.03	July 2008
April 2005	332,432	$0.03	April 2010
August 2005	66,666	$0.75	March 2008

	1,627,904

Warrants issued in 2005 were as follows:

        As inducement for the April 2005 Investor Guaranty Agreement guarantee, the Company issued warrants to the investors to purchase 233,331 shares of common stock at a price of $0.03 per share. Also in connection with the April 2005 amendment to the senior secured credit facility, the Company issued a warrant to purchase 116,666 shares of common stock at a price of $0.03 per share. The warrants are fully vested and expire in April 2010. The value assigned to the April 2005 warrants was $1.7 million which has been recorded as deferred financing fees, and is being amortized over the life of the credit facility. The fair value of the warrants was estimated at the date of the issuance using the Black-Scholes option-pricing model assuming a risk-free interest rate of 3.9%, dividend yield of 0%, volatility of 65%, and expected life of the warrants of 5 years. In August 2005, 17,565 of these warrants were exercised.

        In August 2005 the Company issued 66,666 fully-vested, nonforfeitable common stock warrants at an exercise price of $0.75 per share to settle a dispute with an investor concerning the conversion of its Series A preferred stock warrant and canceled its previously issued warrant to purchase 20,000 shares of common stock. The warrants expire in March 2008. The value assigned to the warrant was $0.8 million which was recognized as a legal settlement expense in the second quarter of 2005 when the contingency was settled in principle. The fair value of the warrants was estimated at the date of the issuance using the Black-Scholes option-pricing model assuming a risk-free interest rate of 3.9%, dividend yield of 0%, volatility of 65%, and expected life of the warrants of 3 years.

Preferred Stock

        In connection with the December 2003 amendment to the revolving credit facility, the Company issued a warrant to purchase 100,000 shares of Series E preferred stock at a price of $2.00 per share in connection with the revolving credit facility. The warrants expire in December 2008. The fair value of these warrants was not material.

        In connection with the July 2004 amendment to the revolving credit facility, the Company issued a warrant to purchase 25,000 shares of Series E preferred stock at a price of $2.00 per share in connection with the amendment. The warrants expire in July 2009. The fair value of these warrants was not material.

13.    Commitments and Contingencies

Leases

        The Company leases office space for its corporate headquarters as well as offices for its sales and operations activities in multiple markets across the United States. The leases terminate at various dates through April 2011 and generally provide for scheduled rent increases. Rental expense for all operating leases approximated $1.8 million, $1.9 million, and $2.0 million in 2003, 2004, and 2005, respectively.

        Our principal executive offices are located in Wayne, Pennsylvania, where we lease approximately 34,600 square feet under a lease that expires in October 31, 2010. These offices are used for sales and marketing, back office processing, business development, storage of our equipment and technology, radio and television production and general corporate and finance activities.

        The Company leases office space under noncancelable operating lease agreements. The leases generally provide for scheduled rent increases. Future minimum lease payments under noncancelable operating leases as of December 31, 2005, are as follows:

2006	$1,916
2007	1,762
2008	1,763
2009	1,576
2010	1,233
Thereafter	44

$8,294

Media Inventory

        The Company contracts with various television and radio stations for the barter of advertising inventory for services, which may include cash payments. The contracts expire at various dates through January 2009. Expenses under these arrangements were $11.1 million, $11.2 million, and $12.0 million for 2003, 2004, and 2005, respectively.

        Future minimum payments for media inventory under agreements with radio and television affiliates for the purchase of advertising inventory with noncancelable terms as of December 31, 2005 are as follows:

2006	$8,628
2007	4,099
2008	1,198
2009	56
2010 and thereafter	—

$13,981

Legal Proceedings

Santa Fe Technologies v. Argus Networks, Inc.

        On July 28, 1999, Santa Fe Technologies, Inc. ("SFT"), a traffic-sensor installation company, filed a complaint in a New Mexico state court against the Company and others, including certain of the Company's officers, directors and TL Ventures LLC, whose successor, TL Ventures L.P., is affiliated with certain of our investors. The complaint sought compensatory and punitive damages. The complaint related to a proposed merger between SFT and the Company which had been proposed in contemplation of its participation as a subcontractor in a team proposal in response to a federal contract solicitation. In its complaint, SFT alleged that the Company and the other defendants conspired to and did misappropriate or misuse SFT's "corporate opportunity," confidential information and work product, and committed conversion of SFT's intellectual property and contributions in order to win the award of the federal contract.

        During the pre-trial phase of the case and the course of the trial, except for three causes of action against the Company and two causes of action against the investor affiliate, all of the causes of action against all of the defendants were dismissed. The remaining claims consisted of a claim against the Company for breach of a claimed fiduciary duty not to use information or "work product" shared in confidence, a related civil conspiracy claim against the Company and the investor affiliate and a claim against the Company and the investor affiliate for unjust enrichment. The district court submitted the fiduciary duty claim (and the related conspiracy claim) to the jury for determination and decided the unjust enrichment claim itself. In June 2005, the fiduciary duty and conspiracy claims were tried before a jury. In late June 2005, the jury returned a verdict against the Company on the breach of fiduciary duty claim and the related conspiracy claim and against the investor affiliate on the conspiracy claim finding, that the Company and the investor affiliate are jointly and severally liable to plaintiff for $6.2 million in compensatory damages, assessing $5.0 million in punitive damages against the Company and assessing punitive damages against the investor affiliate. The district court subsequently rejected the plaintiff's unjust enrichment claim. On August 19, 2005, the district court entered judgment against the Company on the breach of fiduciary duty and conspiracy claims and against the investor affiliate on the conspiracy claim. In late September 2005, the district court rejected the Company's motion to set aside the verdict. On October 13, 2005, final judgment was entered against the Company and the investor affiliate. On November 17, 2005, the Company, Santa Fe Technologies, Inc. and TL Ventures L.P. entered into a settlement agreement with respect to the litigation. Under this agreement, the Company and TL Ventures L.P. agreed to pay to SFT an aggregate of $14.25 million in settlement of the litigation, one-half to be paid within 30 days of the date of the settlement agreement and the other half to be paid within 60 days of the date of the settlement agreement. Upon receipt of the full settlement amount, SFT has agreed to execute a general release of the Company and TL Ventures L.P. and all of our respective officers, directors, agents, employees, limited partners, general partners, members and affiliates and to dismiss the litigation. Also on November 17, 2005, the Company entered into an agreement with TL Ventures L.P. specifying that each party will pay one-half of the settlement amount, or $7.125 million. TL Ventures L.P. made the first settlement payment to SFT in December 2005 and the Company made the second settlement payment to SFT in January 2006. In accordance with the SEC Staff Accounting Bulletin Topic 5T, Accounting for Expense or Liabilities Paid by Principal Stockholder(s), the Company has recognized the full value of the settlement of $14.25 million in its statement of operations in legal settlements expense in the quarter ended September 30, 2005 and has treated the amounts paid by the principal stockholder ($7.125 million) as a capital contribution. Accordingly, the liability related to the settlement of this contingency recorded in the Company's balance sheet at December 31, 2005 is the $7.125 million paid in January 2006.

Traffic.com, Inc. v. Internet Capital Group, Inc. et al.

        On June 29, 2005, the Company filed a complaint in the Chester County Pennsylvania Court of Common Pleas seeking a declaratory judgment against Internet Capital Group, Inc., ICG Holdings, Inc. and related entities, or ICG, that the conversion of ICG's Series B convertible preferred stock to common stock on a one-for-five basis (from approximately 5 million shares of Series B preferred stock to approximately 1 million shares of common stock), in connection with the Company's Series E preferred stock financing in March 2003, is valid and that ICG is not entitled to any additional ownership stake in the Company or any other payments or damages in connection with the Series E preferred stock financing or related matters. On July 26, 2005, ICG filed preliminary objections to the Company's complaint for declaratory judgment which, under Pennsylvania practice, is equivalent to a motion to dismiss our complaint. On October 28, 2005, the Company and ICG entered into a settlement with respect to the litigation. Under this agreement, in exchange for mutual releases and an agreement to dismiss the litigation, the Company issued to ICG 300,562 shares of common stock and agreed to allow ICG to grant to the underwriters in this offering the right to a specified number shares of the Company's common stock owned by ICG, within 30 days after the date of this prospectus, to cover any over-allotments. As a result of this settlement, the Company recognized an expense in the second quarter of 2005 of $3.5 million in legal settlements expenses.

Pennsylvania Early Stage Partners, L.P.

        On April 22, 1999, the Company issued to Pennsylvania Early Stage Partners, L.P. ("PAES") a warrant to purchase 300,000 shares of the Company's Series A preferred stock at an exercise price of $1.00 per share. Since May 2004, PAES asserted that it remained entitled to purchase 100,000 shares of common stock, notwithstanding the one-for-five recapitalization of the Company in connection with the Series E and E-1 preferred stock financing on March 31, 2003. Following over a year of disagreement and negotiations, on August 24, 2005, the Company and PAES entered into a settlement agreement pursuant to which PAES' original warrant was terminated and exchanged for a warrant to purchase 66,666 shares of common stock at an exercise price of $0.75 per share, the price at which similar warrants were issued at the time of the recapitalization, and both parties signed mutual releases. As a result of this settlement, the Company recognized an expense in the second quarter of 2005 of $0.8 million in legal settlements expenses.

Other Legal Proceedings

        The Company is also subject to various other lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results for these other lawsuits and claims is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such other lawsuits and claims will not materially affect the results of operations or financial position of the Company.

14.    Related Party Transactions

        The Company has entered into an employment agreement with its chief executive officer that provides for a bonus of 3% of the total gross proceeds of any transaction should such transaction result in the transfer of greater than 50% of the outstanding voting power of the Company.

        Additionally, the Company has employment agreements with two former executives that provide, in the aggregate, a combined bonus of 3.7% of the net proceeds of any transaction should such transaction result in the transfer of greater than 50% of the outstanding voting power of the Company. These agreements expire in June 2006 and January 2007.

        In addition to the notes to executives described in Note 11, included in other current assets are notes receivable from certain members of management for loans made in connection with the alternative minimum tax burden incurred by the individuals as a result of the exercise of the options described in Note 11. Such notes receivable, together with accrued interest, were $0.3 million, at December 31, 2004, and 2005.

15.    Allowance for Doubtful Accounts

        The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2003, 2004, and 2005:

	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
	(In Thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	$806	$250	$—	$67	$989
Year ended December 31, 2004
Allowance for doubtful accounts	989	78	—	117	950
Year ended December 31, 2005
Allowance for doubtful accounts	950	61	—	232	779

16.    Quarterly Results of Operations (unaudited)

	Quarter ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(In Thousands, Except Per Share Amounts)
	(Unaudited)
Revenue
Advertising	$8,492	$10,681	$9,977	$10,299	$8,330	$11,177	$9,564	$9,800
Traffic data services	592	650	670	1,081	930	969	1,126	1,397

	9,084	11,331	10,647	11,380	9,260	12,146	10,690	11,197
Cost of revenue	7,432	8,410	8,335	7,913	7,627	8,319	8,595	9,026

Gross margin	1,652	2,921	2,312	3,467	1,633	3,827	2,095	2,171
Operating expenses
Research and development	767	960	1,025	895	807	797	983	1,318
Sales and marketing	3,099	3,105	3,100	2,728	3,783	3,529	3,733	5,132
General and administrative	1,832	1,976	1,583	1,838	1,697	2,495	1,945	2,567
Legal settlements	—	—	—	—	—	4,223	14,250	—

	5,698	6,041	5,708	5,461	6,287	11,044	20,911	9,017

Loss from operations	(4,046)	(3,120)	(3,396)	(1,994)	(4,654)	(7,217)	(18,816)	(6,846)
Interest income (expense), net	(1,678)	15	(910)	(855)	(1,127)	(1,686)	(1,416)	(1,380)

Net loss	(5,724)	(3,105)	(4,306)	(2,849)	(5,781)	(8,903)	(20,232)	(8,226)
Redemption and accretion of redeemable convertible preferred stock	(520)	(536)	(536)	(536)	(536)	(553)	(554)	(394)

Net loss attributable to common stockholders	$(6,244)	$(3,641)	$(4,842)	$(3,385)	$(6,317)	$(9,456)	$(20,786)	$(8,620)

Net loss attributable to common stockholders per share—basic	$(2.11)	$(1.23)	$(1.63)	$(1.01)	$(1.89)	$(2.80)	$(6.05)	$(2.31)
Net loss attributable to common stockholders per share—diluted	$(2.11)	$(1.23)	$(1.63)	$(1.01)	$(1.89)	$(2.80)	$(6.05)	$(2.31)

17.    Subsequent Events

Initial Public Offering

        In January 2006 the Company offered 6,550,000 shares of common stock during its Initial Public Offering which resulted in proceeds, after the underwriters' discount and offering costs, of approximately $70.9 million. On January 25, 2006, the Company began trading on the NASDAQ national market under the symbol "TRFC".

        In February 2006, the underwriters' elected to exercise a portion of their over allotment option and offered an additional 400,000 shares. Of the additional shares, 337,666 were offered by the Company and 62,334 by selling stockholders. The Company realized proceeds of $3.8 million, net of the underwriters' discount.

        Upon the closing of the initial public offering, the outstanding shares of redeemable convertible preferred stock, with a carrying value of $57.0 million, were converted into 9,242,312 shares of common stock, in accordance with their terms.

Senior Secured Credit Facility

        In January 2006 the Company retired its senior secured credit facility by paying $37.7 million of outstanding principal and accrued interest using a portion of the proceeds from the initial public offering.

Revolving Credit Facility

        In February 2006, the Company repaid the outstanding obligation due under the revolving credit facility with a portion of the proceeds from the initial public offering. In March 2006, the facility expired upon its terms.

EXHIBIT INDEX

Exhibit Number	Description
3.2
Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on January 20, 2006.
3.4	Amended and Restated Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on January 20, 2006.
4.1
Specimen Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
4.2
Warrant to purchase 116,666 shares of common stock, $0.01 par value per share, dated April 22, 2005, issued by the Registrant to National Electric Benefit Fund. Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.3
Warrant to purchase 193,099 shares of common stock, $0.01 par value per share, dated April 22, 2005, issued by the Registrant to TL Ventures IV L.P. Incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.4
Warrant to purchase 100,000 shares of Series E Preferred stock, $0.01 par value per share, dated December 7, 2003, issued by the Registrant to Comerica Bank. Incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.5
Warrant to purchase 525 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III Interfund L.P. Incorporated herein by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.6
Warrant to purchase 6,348 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III Interfund L.P. Incorporated herein by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.7
Warrant to purchase 3,370 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III Offshore L.P. Incorporated herein by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.8
Warrant to purchase 40,697 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III Offshore L.P. Incorporated herein by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.9
Warrant to purchase 194,425 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III L.P. Incorporated herein by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.

4.10
Warrant to purchase 16,103 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures III L.P. Incorporated herein by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.11
Warrant to purchase 235,255 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures IV L.P. Incorporated herein by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.12
Warrant to purchase 147,132 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to Convergence Capital, L.P. Incorporated herein by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.13
Warrant to purchase 6,216 shares of common stock, $0.01 par value per share, dated March 31, 2003, issued by the Registrant to TL Ventures IV Interfund L.P. Incorporated herein by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.14
Warrant to purchase 7,333 shares of common stock, $0.01 par value per share, dated July 31, 2003, issued by the Registrant to T. Williams Consulting, Inc. Incorporated herein by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.15
Warrant to purchase 78,737 shares of common stock, $0.01 par value per share, dated May 30, 2003, issued by the Registrant to ICG Holdings, Inc. Incorporated herein by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.16
Warrant to purchase 25,000 shares of Series E Preferred stock, $0.01 par value per share, dated July 8, 2003, issued by the Registrant to Comerica Bank. Incorporated herein by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.17
Warrant to purchase 31,000 shares of common stock, $0.01 par value per share, dated July 31, 2003, issued by the Registrant to Peachtree Creek Business Group, Inc. Incorporated herein by reference to Exhibit 4.20 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.18
Warrant to purchase 66,666 shares of common stock, $0.01 par value per share, dated August 24, 2005, issued by the Registrant to PA Early Stage Partners, L.P. Incorporated herein by reference to Exhibit 4.21.1 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
4.19
Warrant to purchase 17,565 shares of common stock, $0.01 par value per share, dated April 22, 2005, issued by the Registrant to Safeguard Delaware, Inc. Incorporated herein by reference to Exhibit 4.23 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.20
Warrant to purchase 10,000 shares of common stock, $0.01 par value per share, dated January 26, 2001, issued by the Registrant to PNC Bank, National Association. Incorporated herein by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.

4.21
Warrant to purchase 41,666 shares of common stock, $0.01 par value per share, dated April 17, 2002, issued by the Registrant to Potomac Technology Development, LLC. Incorporated herein by reference to Exhibit 4.25 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.22
Warrant to purchase 5,102 shares of common stock, $0.01 par value per share, dated April 22, 2005, issued by the Registrant to TL Ventures IV Interfund L.P. Incorporated herein by reference to Exhibit 4.26 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.23
Contingent Warrant to purchase 33,333 shares of common stock, $0.01 par value per share, dated March 16, 2001, issued by the Registrant to Hearst Communications, Inc. Incorporated herein by reference to Exhibit 4.27 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
4.24
Fourth Amended and Restated Investor Rights Agreement dated August 30, 2005, as amended, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.28 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
4.25
Fourth Amended and Restated Investor Rights Agreement, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.28.1 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on January 5, 2005.
10.1**
Amended and Restated 1999 Long-Term Incentive Plan, dated as of May 11, 2000. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.2**
Amended and Restated 1999 Non-Employees' Stock Plan, dated as of May 11, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.3**	2005 Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.2.1 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on January 24, 2006.
10.4
Lease Agreement dated June 14, 2000 between FV Office Partners II, L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.5
First Amendment to Lease Agreement dated April 30, 2001 between FV Office Partners II, L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.6
Second Amendment to Lease Agreement dated November 15, 2004 between FV Office Partners II, L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.7
Third Amendment to Lease Agreement dated May 26, 2005 between FV Office Partners II, L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.8
Subcontractor agreement dated June 1, 1999 between SIGNAL Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.9
Modification to Subcontract dated June 20, 2002, between Signal Solutions, Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.

10.10
Modification to Subcontract dated August 5, 2005, between Signal Solutions, Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
10.11**
Employment Agreement dated October 1, 2004, between Robert Verratti and the Registrant. Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.12**
Employment Agreement dated October 7, 1999 between David L. Jannetta and the Registrant. Incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.13**
Employment Letter Agreement dated March 9, 2000 between Christopher M. Rothey and the Registrant. Incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.14**
Employment Letter Agreement dated April 20, 2005 between Andrew Maunder and the Registrant. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005
10.15**
Employment Letter Agreement dated December 1, 1999 between Joseph A. Reed and the Registrant. Incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.16**
Employment Letter Agreement dated February 16, 2006 between Brian Sisko and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant's Current Report of Form 8-K, filed on February 23, 2006.
10.17**
Employment Letter Agreement dated June 14, 2002 between Robert Pollan and the Registrant. Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.18**
Employment Letter Agreement between Douglas Alexander and the Registrant. Incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
10.19
Guaranty Agreement dated April 22, 2005 between TL Ventures, PA Early Stage III, L.P., Safeguard Delaware Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund. Incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.20
Equity Commitment Letter dated April 22, 2005 between TL Ventures, PA Early Stage III, L.P., Safeguard Delaware Inc., National Electrical Benefit Fund and the Registrant. Incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, No. 333-127973, filed on August 31, 2005.
10.21*
Data Acquisition Agreement between NAVTEQ Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on November 4, 2005.
10.22
Formal Settlement Agreement and General Release, dated as of December 16, 2005, among Santa Fe Technologies, Inc., TL Ventures L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1/A, No. 333-127973, filed on January 20, 2006.
10.23	Retainer Agreement, dated March 22, 2006, by and between the Company and Allen & Company, LLC.
23.1	Consent of Ernst & Young LLP

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

**
Indicates management contract or compensatory plan or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
RISK FACTORS
Risks Related to Our Business
Risks Related to Our Common Stock
PART II
Overview
PART III
  Item 10. Directors and Executive Officers of the Registrant.
Information Concerning Executive Officers and Key Employees
  Item 11. Director and Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
Consolidated Financial Statements
Years ended December 31, 2003, 2004, and 2005
Contents