Form 10-Q
period 2006-03-31
Traffic.com, Inc.
filed 2006-05-10
CIK 1097503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark  One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number:  000-51746

Traffic.com, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	25-1823631
(State of Incorporation)	(IRS Employer Identification Number)

851 Duportail Road
Wayne, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (610) 725-9700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐   NO ☒

At April 30, 2006 , there were 20,408,941 shares of common stock outstanding.

TRAFFIC.COM, INC.

Traffic.com, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	As of March 31, 2006	As of December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,081	$13,143
Short-term investments	24,666	—
Accounts receivable, net of allowance of $750 and $779 at March 31, 2006 and December 31, 2005, respectively	10,000	10,177
Government services receivables	2,073	2,091
Deferred offering costs	—	2,368
Other current assets	1442	723
Total current assets	47,262	28,502
Property and equipment, net	25,088	23,816
Other long-term assets	1,018	2,660
Total assets	$73,368	$54,978
Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$3,595	$3,023
Accrued station compensation	2,981	3,032
Accrued legal settlements	—	7,125
Other accrued expenses	2,369	4,528
Revolving credit facility	—	4,128
Current portion of deferred revenue	1,919	1,711
Current portion of deferred license fees	2,677	1,148
Total current liabilities	13,541	24,695
Senior secured credit facility and accrued interest	—	37,659
Deferred revenue	24,541	23,261
Deferred license fees	7,667	9,385
Other long-term liabilities	1,161	678
	46,910	95,678
Redeemable convertible preferred stock, $0.01 par value, 30,000,000 authorized at March 31, 2006:
Series E; 18,000,000 shares authorized at December 31, 2005; 16,265,094 issued and outstanding at December 31, 2005; liquidation preference of $65,060 at December 31, 2005	—	32,530
Series E-1; 6,419,811 shares authorized, issued and outstanding at December 31, 2005; liquidation preference of $12,364 at December 31, 2005	—	9,321
Series F; 6,000,000 shares authorized and 5,042,090 issued and outstanding at December 31, 2005; liquidation preference of $20,168 at December 31, 2005	—	15,126
	—	56,977
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized and 3,826,325 and 20,337,484 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively;	204	39
Additional paid-in capital	191,804	61,566
Treasury stock at cost; 24,792 shares at March 31, 2006	(298)	—
Notes receivable from stockholders	(125)	(177)
Deferred stock based compensation	—	(1,672)
Accumulated deficit	(165,127)	(157,433)
Total stockholders’ equity (deficit)	26,458	(97,677)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$73,368	$54,978

See accompanying notes.

Traffic.com, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Revenue:
Advertising	$9,327	$8,330
Traffic data services	1,457	930
	10,784	9,260
Cost of revenue	9,498	7,627
Gross margin	1,286	1,633
Operating expenses:
Research and development	1,268	807
Sales and marketing	4,256	3,783
General and administrative	2,157	1,697
	7,681	6,287
Loss from operations	(6,395)	(4,654)
Interest income (expense), net	(1,299)	(1,127)
Net loss	$(7,694)	$(5,781)
Accretion of redeemable convertible preferred stock	(108)	(536)
Net income (loss) attributable to common stockholders	$(7,802)	$(6,317)
Net income (loss) attributable to common stockholders per share:
Basic	$(0.49)	$(1.89)
Diluted	$(0.49)	$(1.89)
Number of shares used in per share calculation:
Basic	15,771	3,346
Diluted	15,771	3,346

See accompanying notes.

Traffic.com, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Operating activities
Net loss	$(7,694)	$(5,781)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	757	458
Amortization of deferred financing fees and intangible assets	1,531	20
Stock based compensation expense	289	—
Provision for bad debts	33	40
Changes in assets and liabilities:
Accounts and government services receivables	162	1,476
Other assets	2,475	966
Accounts payable and accrued expenses	(2,290)	242
Accrued legal settlements	(7,125)	—
Deferred revenue	1,488	1,540
Deferred license agreement	(189)	90
Other liabilities	209	—
Net cash used in operating activities	(10,354)	(949)
Investing activities
Purchases of property and equipment	(1,961)	(2,694)
Change in restricted cash	187	—
Purchases of short-term investments	(24,666)	—
Net cash used in investing activities	(26,440)	(2,694)
Financing activities
Proceeds from the sales of common stock in an initial public offering	77,693	—
Offering issuance costs	(3,195)	—
Repayment of the senior secured credit facility	(37,697)	—
Net proceeds from (payments of) the revolving credit facility	(4,128)	2,316
Proceeds from the exercise of common stock options and warrants	7	2
Proceeds from the payment of shareholder notes	52	—
Payment of long-term debt	—	(16)
Net cash provided by financing activities	32,732	2,302
Net decrease in cash and cash equivalents	(4,062)	(1,341)
Cash and cash equivalents at beginning of period	13,143	4,898
Cash and cash equivalents at end of period	9,081	3,557
Supplemental cash flow disclosures
Conversion of redeemable convertible preferred stock	57,086	—
Accretion of preferred stock	(108)	(536)
Repurchase of stock for exercise of common stock warrants	(298)	—

See accompanying notes.

Traffic.com, Inc.
Notes to Condensed Consolidated Financial Statements

1. Organization and Summary of Accounting Policies

Traffic.com, Inc. (the “Company”), formerly known as Mobility Technologies, Inc., is deploying a nationwide traffic and logistics data collection network and a proprietary Traffic Information Management System (“TIMS”) with the goal of becoming the nation’s premier provider of real-time digital predictive traffic and logistics information for businesses, consumers, and government agencies. The Company is building a network of wireless sensors (the “digital sensor network”) and integrating government agency sensors along major highways. The digital sensor network collects vehicle counts, vehicle speeds, classification (car or truck), and roadway density and transmits the data over a wireless network to TIMS. Initially, the Company’s revenues were generated solely through traditional radio and television syndication of the Company’s traffic data content and the licensing of its traffic data to the federal and certain state and local governmental entities. The Company has broadened its revenue approach to include commercial sales and licenses of its traffic data (“Traffic Data Services”) and syndication of the Company’s traffic content in the context of  Internet, wireless and other interactive and non-traditional media.

On January 25, 2006, the Company completed an initial public offering and began trading on the NASDAQ National Market under the symbol “TRFC”. In the initial public offering, a total of 6,950,000 shares of common stock were sold,  including the exercised portion of the underwriter’s over-allotment option. Of the 6,950,000 shares of common stock sold in the initial public offering, 62,334 shares were sold by selling shareholders and 6,887,666 shares were sold by the Company, generating approximately $74.5 million in proceeds to the Company, net of offering expenses and underwriters’ discounts. In connection with the consummation of the offering, 9,242,312 shares of common stock were issued upon conversion of the Company’s redeemable convertible preferred stock. Upon consummation of the offering, the Company’s Fifth Amended and Restated Certificate of Incorporation became effective. The Fifth Amended and Restated Certificate of Incorporation authorizes 100,000,000 shares of common stock and  30,000,000 shares of undesignated preferred stock. No shares of preferred stock were outstanding at March 31, 2006.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position at March 31, 2006, and our results of operations and our cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K, filed on March 24, 2006.

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

On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable allowance, useful lives of long lived assets, its asset retirement obligation, revenue recognition on the Company’s contract with the United States Department of Transportation, the value of common stock for the purpose of determining stock-based compensation, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. Under SFAS 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after the Company’s adoption of SFAS 123(R). See Note 5 for further details.

Income Taxes

There was no provision for income taxes for the three months ended March 31, 2006 and 2005.

Reclassifications

Certain amounts in the condensed consolidated balance sheet as of December 31, 2005 have been reclassified to conform to the March 31, 2006 presentation.

Short-Term Investments

Investments with original maturities longer than three months, but less than one year, are classified as short-term investments. At March 31, 2006, these investments consisted of certificates of deposits. Short-term investments are stated at their fair value.

2. Net Loss Attributable to Common Stockholders per Common Share

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

	Three Months Ended March 31
	2006	2005
Basic net loss per share
Numerator:
Net loss	$(7,694)	$(5,781)
Accretion of redeemable convertible preferred stock	(108)	(536)
Numerator for per share calculation—basic and diluted	$(7,802)	$(6,317)
Denominator:
Weighted-average common shares outstanding	15,771	3,427
Less: Weighted-average unvested common stock subject to repurchase agreements	—	(81)
Denominator for per share calculation—basic and diluted	15,771	3,346
Net income (loss) attributed to common stockholders per share—basic and diluted	$(0.49)	$(1.89)

The following table shows stock equivalents that were not considered in the computation of the diluted net loss attributable to common stockholders per common share for the three months ended March 31, 2006 and 2005 as their effect is anti-dilutive:

	Three Months Ended March 31,
	2006	2005
Shares of preferred stock (on an as converted basis)	—	7,561,623
Stock options	2,532,751	1,902,957
Warrants	1,272,904	1,339,138

3. Interest Income (Expense), Net (in thousands):

	Three Months Ended
	Mar 31, 2006	Mar 31, 2005
Interest income	$335	$22
Amortization of deferred financing fees	(1,531)	(20)
Accretion of the asset retirement obligation	(14)	—
Interest expense	(89)	(1,129)
Interest income (expense), net	$(1,299)	$(1,127)

4. Debt

Senior Secured Credit Facility

In January 2006, the Company repaid the $37.7 million of outstanding principal and interest outstanding under its senior secured credit facility using a portion of the proceeds raised in the initial public offering. As a result of the repayment of the facility, the Company accelerated the amortization of $1.5 million of deferred financing fees into interest expense.

Revolving Credit Facility

In February 2006, the Company repaid the outstanding obligation due under its revolving credit facility with a portion of the proceeds from the initial public offering. In March 2006, the facility expired upon its terms.

5. Stockholders’ Equity (Deficit):

Reverse Stock Split

In October 2005, the Company’s board of directors approved a one-for-three reverse stock split of common stock to be effected prior to the effective date of the Company’s  initial public offering of common stock. The reverse stock split was approved by the Company’s stockholders in January 2006. In connection with the reverse stock split, the par value of the Company’s common stock was adjusted to remain at $0.01. The accompanying condensed consolidated financial statements give retroactive effect as though the one-for-three reverse split of the Company’s common stock occurred for all periods presented.

Treasury Stock

In February 2006, the Company withheld 24,792 shares issuable upon the exercise of warrants for the acquisition of 396,666 shares of common stock in lieu of payment of the exercise price. These shares have been recorded at cost as treasury stock.

Stock Options

In January 2006, the Company’s 2005 Long-Term Incentive Plan (the 2005 Plan), which was approved by the board of directors in October 2005, became effective following approval by the Company’s stockholders and the consummation of the Company’s initial public offering. The 2005 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. No additional awards will be made under the Company’s 1999 Long-Term Incentive Plan or the 1999 Non-Employee’s Stock Plan (the 1999 Plans). Upon effectiveness of the 2005 Plan, in addition to the shares remaining for grants under the 1999 Plans which flowed through to the 2005 Plan, an additiona1 1,750,000 shares of common stock became reserved for issuance under the 2005 Plan. In addition, the 2005 Plan contains an “evergreen provision” which allows for an annual increase in the number of shares available for issuance under the plan on the first day of each of the Company’s fiscal years beginning in fiscal year 2007. The annual increase in the number of shares shall be equal to the lesser of:  (i) 350,000 shares;  (ii) 1% of the Company’s outstanding shares of common stock on the first day of the fiscal year; or (iii) an amount determined by the Company’s board of directors. Stock option terms are generally 10 years, with options generally becoming exercisable on a pro rata basis over 4 years from the date of the grant.

Impact of the Adoption of SFAS 123(R)

SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after the Company’s adoption of SFAS 123(R). The Company adopted SFAS 123(R) on January 1, 2006.

Prior to August 30, 2005, the date that the Company filed a Form S-1 with the Securities and Exchange Commission, the Company used the minimum value method to calculate the pro forma disclosure required by SFAS 123. When the Company adopted SFAS 123(R) on January 1, 2006, the Company continued to account for the portion of awards outstanding prior to August 30, 2005 using the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and its related interpretative guidance. The Company did not make any stock option grants in the period from August 30, 2005 through December 31, 2005. Accordingly, since the Company valued stock option grants using the minimum-value method in prior years, pro forma information would not be meaningful and is not being provided.

We adopted SFAS 123(R) using the modified prospective method beginning January 1, 2006. For stock-based awards granted after January 1, 2006, we have recognized compensation expense during the three months ended March 31, 2006 based on the estimated grant date fair value using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. As a result of adopting Statement 123 (R) on January 1, 2006, the Company’s net income for the three months ended March 31, 2006 is $0.2 million lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $(0.48) per share if the Company had not adopted Statement 123 (R), compared to reported basic and diluted earnings per share of $(0.49).

In connection with certain stock options granted during the second quarter of 2005, the Company, in accordance with APB 25, recorded deferred stock compensation aggregating $1.8 million, net of subsequent cancellations, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock-based compensation is being amortized on a straight line basis over the vesting periods of the underlying stock options of 4 years. Through March 31, 2006, the Company has amortized approximately $0.2 million of such compensation expense, with approximately $0.1 million being amortized in the three months ended March 31, 2006. Upon the adoption of SFAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $1.7 million was reclassified to additional paid-in capital.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for valuing grants made during the three months ended March 31, 2006:

Risk-free interest rates	4.54 - 4.85%
Expected lives (in years)	5.50 - 6.25
Dividend yield	0%
Expected volatility	79.0% - 82.0%
Weighted-average volatility	81.8%

                Due to our limited trading history in a public market, the Company’s computation of stock-price volatility is based on the volatility rates of comparable publicly-held companies over a period equal to the estimated useful life of the options granted by the Company. These rates may or may not reflect the Company’s stock-price volatility after it has been a publicly-held company for a meaningful period of time. If the Company had made different assumptions about the stock-price volatility rates, the related compensation expense and its net income and net income per share amounts could have been significantly different. Our computation of expected life was determined using the “simplified” method whereby the vesting period plus the original contractual term is divided by two. The range provided above relates to options being granted with different vesting periods. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,000,478	$2.43
Granted	550,430	$12.12
Exercised	(9,307)	$0.82
Expired	(8,333)	$9.00
Forfeited	(577)	$2.00
Outstanding at March 31, 2006	2,532,701	$4.52	7.37	$11,825,000

Options vested and expected to vest	2,390,211	$4.23	7.33	$11,571,000

Options vested and exercisable at March 31, 2006	1,334,365	$2.61	6.16	$7,778,000

                The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1,894,631 options that were in-the-money at March 31, 2006. As of March 31, 2006, there was approximately $5.3 million of total unrecognized compensation expense related to unvested stock options issued under the Company’s stock option plans which is expected to be recognized over a weighted average period of 3.7 years. The weighted average fair value of a common stock option granted during the three months ended March 31, 2006 was $8.88. The total intrinsic value (market value on date of exercise less the exercise price) of the options exercised during the three months ended March 31, 2006 was $0.1 million.

                Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was approximately $7,000.

Stock Warrants

                The Company has fully vested common stock warrants that were issued prior to January 1, 2006. During the quarter ended March 31, 2006, 396,666 warrants were exercised at a price of $0.75. The Company did not receive any cash proceeds as the warrant holders surrendered 24,792 shares as payment. The shares surrendered have been recorded as Treasury Stock in the balance sheet as of March 31, 2006. The total intrinsic value (market value on date of exercise less exercise price) of the warrants exercised during the three months ended March 31, 2006 was $4.5 million.

6. Commitments and Contingencies

In January 2006, the Company paid $7.125 million in connection with the settlement of  a litigation matter, pursuant to a settlement agreement entered into with Santa Fe Technologies, Inc. and TL Ventures, LLC in November 2006. Upon payment of the settlement amount, the matter was resolved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes to those statements appearing elsewhere in this document.

Overview

        We are a leading provider of accurate, real-time traffic information in the United States, based on the quality of our traffic data and the extent of our geographic coverage. We combine traffic incident and event information, collected using traditional methods, with comprehensive flow data collected through our network of roadside sensors to offer detailed traffic information, including specific speeds, travel times and delay times. We have built our TIMS data management system to process the above information in real time and to deliver customized reports to large numbers of radio, television, Internet, wireless device, and in-vehicle navigation system users.

Revenue Profile and Business Trends

To date, substantially all of our revenue has been derived from the sale of advertising on radio and television stations, as well as from providing our traffic data to the U.S. DOT and certain state and local government agencies. We believe that our newer revenue opportunities, including Internet and wireless advertising, and commercial traffic data services, will become an increasingly larger percentage of our total revenue. We are investing, and  intend to continue to invest, significant resources in our marketing campaign in order to increase brand recognition of Traffic.com.

Advertising. In 2000, we entered into our first contracts with radio stations to provide traffic information in exchange for advertising inventory, which we then sell through our own direct sales force. In 2001, we signed our first contracts with television stations, under which we also provide traffic information in exchange for advertising inventory. Certain of our radio and television contracts require us to provide production services, such as announcers and producers, and/or make cash payments, in addition to providing traffic information. We also enter into contracts with certain radio stations under which we buy advertising time solely in exchange for cash in order to be able to offer advertisers access to a more comprehensive range of markets. We do not provide traffic information under these agreements. Our television and radio contracts are generally for a term of one to three years and may be terminated with no penalty by either party if the other party breaches the agreement or is in bankruptcy. Some of the three-year agreements may be terminated by the customer after 18 months upon 30 days notice to us.

In July 2005, we began to offer Internet advertising on our enhanced website and the websites of our partners and we recently began to offer advertising on our wireless consumer services. Based on industry reports of projected growth in the Internet advertising market, from $12.0 billion in 2004 to $22.0 billion in 2008, and based on our strategy to increase awareness of our Traffic.com brand, we believe that Internet and wireless advertising provide us with an attractive opportunity to increase our revenue. The Internet and wireless advertising markets, however, are new and rapidly evolving. We have had no significant revenue from Internet and wireless advertising to date. Our success in attracting Internet and wireless advertisers will depend, in large part, on our ability to significantly increase the number of visitors to our website and the number of persons who subscribe to our wireless services. We intend to continue to invest significant resources in our branding campaign to increase brand recognition of Traffic.com.

We currently expect Internet and wireless advertising to increase to between 15% and 30% of our total revenue within the next three years, as we invest in our branding campaign in the expectation that the number of visitors to our www.traffic.com website, the websites of our partners, and users of our wireless services will grow. We expect our radio and television advertising revenue to increase in dollar amount as we expand the number of metropolitan areas in which we provide traffic information, but to decrease as a percentage of total revenue to between 55% and 65% within the next three years. We are actively seeking to stimulate growth of Internet and wireless advertising by developing co-branding opportunities on our media partners’ websites, such as www.weather.com and www.comcast.net and by increasing the services offered on our own website.  We refer to these partner websites as TrafficOnes and at the end of the first quarter of 2006 we had 39 live TrafficOnes installed. As of that date, we also had agreements in place to install TrafficOnes for another 29 partners.

Traffic Data Services. In the first quarter of 2004, we entered into our first commercial traffic data services agreement with XM Satellite Radio Holdings, Inc., which currently uses our traffic data for 21 metropolitan areas. The XM Satellite Radio agreement has a term of five years. Subsequently, we entered into a five-year traffic data services agreement with NAVTEQ Corporation, which has been using our traffic data since June 2004 in conjunction with its mapping data as content in a variety of services, including in-vehicle navigation systems. In 2005, we entered into a three-year agreement with The Weather Channel, Inc., which uses our traffic data to provide traffic information on its website, cable networks, local programming and desktop application. We also entered into a two-year agreement with Motorola, Inc., which has been using our traffic data since March 2005 to provide traffic information in its VIAMOTO solution, a suite of location software for cell phones. In June 2005, we entered into a three-year agreement with Comcast Cable Communications Management LLC, pursuant to which we provide our traffic service incident, event and flow data to Comcast for use on its www.comcast.net website. In February 2006, we entered into an agreement with Microsoft Corporation, whereby they will use our traffic data across multiple products. In each of these agreements, either party may terminate the agreement with no penalty, if the other party breaches the agreement or is in bankruptcy. We currently expect that our traffic data services revenue, excluding government data services, will increase to between 8% to 10% of total revenue within the next three years.

Traffic.com Website and Consumer Wireless Services. In July 2005, we launched our enhanced www.traffic.com website and we began to offer our consumer wireless services, which allow drivers to receive route-specific information on wireless devices. We are in the process of a focused campaign to attract users and advertisers to our website and to websites of our media customers that are co-branded with www.traffic.com. These new distribution channels are designed to provide advertising opportunities for our advertising customers. We began offering all of our consumer services free of charge in January 2006.

Operations and Infrastructure Support for New Revenue Opportunities. Since 1999, we have made a significant investment in our development and enhancement of TIMS. TIMS is our proprietary system for collecting traffic data through our sensor network; analyzing such data; and distributing the analyzed data through a variety of delivery channels, in real time. Based on this investment, TIMS is very scalable and flexible. It is designed to allow for very high and increasing transaction volumes and to integrate with new technologies with minimal additional development effort., We believe that we should be able to incorporate new revenue opportunities at relatively low additional cost.

Sources of Revenue

Advertising

Radio and Television Advertising. In exchange for providing traffic information, cash and/or production services (including announcers and producers) to radio and television station customers, we receive the right to sell advertising time adjacent to traffic, news or weather reports as well as the right to sell advertisements on these stations’ websites. Additionally, under certain of our contracts with radio stations to which we do not provide traffic information, we buy for cash the right to sell a set amount of advertising time, primarily to expand our advertising sales coverage. We refer to the advertising time that we receive in exchange for these two types of contracts as “owned inventory.” As of April 15, 2006, we had contracts to acquire owned inventory from over 475 radio stations (including 122 to which we provided our traffic information services, including both our Traffic Pulse Broadcaster and/or our affiliate web offering) and with 50 television stations.

We supplement our owned inventory by purchasing additional advertising time for cash from time to time from radio stations that are not under contract with us. These purchases, referred to as “cash buys,” usually are made to satisfy specific advertisers’ needs for additional coverage on particular stations or in smaller markets. Because cash buys are purchased in the spot market on an as-needed basis, the cost of acquiring this advertising is higher than the cost of owned inventory. As a result, margins for the sale of cash buys are generally lower than the margins that can be achieved from the sale of owned inventory.

Revenue from our radio and television advertising is recognized in the month that an advertisement is aired.

In May 2005, we launched our first traffic-focused, four-hour television news program, which is broadcast during the morning commuting hours on a Viacom-owned UPN station in the Philadelphia, PA area. This program changes the standard morning news format by focusing first on traffic, which constitutes approximately 40% of airtime, then approximately 40% on weather, and the balance on news. We produce and broadcast this program from our own studio facility in our principal office. This type of program, which we expect to introduce in other markets, provides us with significant opportunities for promoting our brand name on air, which we believe could lead to an increase in the number of users of our other services, such as our website and consumer wireless services. In return for this service, we received an upfront fee from Viacom, and receive advertising inventory. In addition, we are entitled to all of the advertising revenues earned from the sale of any naming, sponsorship or other promotional rights related to NeXgen. Viacom has a one-time right to terminate this agreement at a specified time.

We are amortizing the initial license fee received from Viacom ratably over a period of five years, which represents the initial contract term. We intend to recognize any sponsorship and promotional revenues generated from the contract with Viacom over the period that the sponsorship or promotion is aired. As of March 31, 2006, no revenues had yet been generated from sponsorships or promotional rights. In addition, we recognize revenue from the advertising spots we receive from Viacom at the time an advertisement airs.

Internet and Wireless Advertising. We introduced our enhanced website and consumer wireless services in July 2005, and are offering advertising on our own www.traffic.com website and in connection with our wireless services, in addition to offering advertising on the websites of a number of our partners. We have not generated any significant revenue from either Internet or wireless advertising to date. We intend to invest a total of $4 million to $5 million in 2006 in our branding campaign to increase brand recognition of Traffic.com. Revenue from Internet and wireless advertising will be recognized over the period during which the advertisement is displayed or aired. We price Internet and wireless advertisements based upon a cost per thousand impressions delivered. We are not required to display or air any minimum number of Internet or wireless advertisements.

We believe that our multiple media delivery platforms provide advertisers with an attractive cross-media campaign opportunity. Our advertisers can reach their customers at various times of day using advertisements associated with our traffic content aired on radio and television, placed on our website and embedded in our wireless services. We believe that this cross-media opportunity will result in heightened interest in our services from advertisers. An example of this type of opportunity is the agreement we recently entered into, pursuant to which we provide targeted, cross-platform advertising solutions for Lexus dealerships in 11 major metropolitan markets across the U.S.

Traffic Data Services

Government Services. In 1999, we were awarded, as principal subcontractor to the U.S. DOT, a subcontract to enable us to deploy an intelligent transportation infrastructure system to collect and distribute traffic flow data. Under the terms of this subcontract, of the $2.0 million received by our prime contractor for each designated metropolitan area, we are paid 95% or $1.9 million, to provide to federal and state transportation agencies the traffic flow data from our sensor network in these areas for non-commercial purposes.. We retain the exclusive right to use this data for commercial purposes.

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

In addition, as a subcontractor to the U.S. DOT, we must enter into agreements with state or local government agencies responsible for the metropolitan areas in which we deploy our sensor network, in order to proceed with deployment of the network. Once the relevant state or local agency accepts our proposal and enters into a contract with us, we are required to meet certain milestones, including federal acceptance of our plans, designs and architecture. As of March 31, 2006, we were recognizing revenue from our sensor network in connection with our subcontract from the U.S. DOT regarding Boston, Chicago, Oklahoma City, Philadelphia, Pittsburgh, Providence, San Diego, St. Louis and Tampa. Since then we have also begun recognizing revenue in connection with our subcontract regarding San Francisco.

Commercial Traffic Data Services. In the first quarter of 2004, we began to enter into agreements with companies to provide our traffic data directly to these customers for their own use in their websites and media and service offerings. Our first such agreement was with XM Satellite Radio and, since that time, we have entered into agreements with NAVTEQ, Motorola, The Weather Channel, Comcast and Microsoft. Revenue from our other traffic data services agreements includes one or more of annual usage and exclusivity fees, fees for 24/7 support services, and in-vehicle traffic data subscription fees. Revenue recognition from these contracts varies, based upon contract minimums, subscriber growth and special services provided by us.

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

The NAVTEQ agreement, entered into in 2004, has a term of five years. The agreement may be terminated by either party upon a material breach not cured within thirty days’ notice, a performance failure caused by a force majeure event not cured within six months or bankruptcy of the other party. A material breach includes a material breach by us of our service level commitment to NAVTEQ, but only if more than 15% of the covered population is affected by the service failure for more than 180 days or the failure lasts longer than 270 days. Each party may terminate the agreement if the other sells all or substantially all of its business to certain specified entities.

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

Revenue from advertising and sponsorships in connection with our wireless services is recognized over the period during which the advertisement or sponsorship is displayed and is included in advertising revenue in our statement of operations.

Cost of Revenue

Cost of revenue consists of media inventory expenses, traffic data collection expenses, and other technology costs associated with maintaining TIMS.

Media Inventory. Media inventory expenses consist of cash paid to purchase advertising inventory under long-term contracts with radio stations. In addition, media inventory expenses include cash payments to radio stations to purchase additional advertising inventory in the spot market on an as-needed basis, which we refer to as “cash buys.” As we expand our presence into a larger number of metropolitan areas in the United States, we expect our media inventory expenses to decrease as a percentage of total revenue.

Traffic Data Collection Expenses. Traffic data collection expenses consist of the costs of personnel, both full-time and part-time, the costs of aircraft and automobiles, the monitoring of police and emergency response vehicles, the depreciation of our traffic flow data sensor network, the use of state and local agency data sources where available (including sensors and cameras), and our own camera network. These expenses also include occupancy and communications costs for our national operations center and local operations centers. Traffic data collection costs are expected to continue to increase as we expand from our presence in 40 metropolitan areas as of April 15, 2006. We plan to utilize existing operations centers where it is efficient and effective to do so.

Other Technology Expenses. Technology expenses primarily consist of personnel and related costs for employees engaged in the development and ongoing maintenance of TIMS, including hardware and internal product development expenses and the cost of consultants engaged to assist with various software development programs. In addition, these expenses include communications costs; capital depreciation of computer hardware; and the depreciation of certain technology costs capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We expect to continue to incur development costs as we add products and services.

Operating Expenses

Research and Development  In accordance with Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” research and development costs include those labor costs incurred during the application development stage of internally developed software. In addition, research and development costs also include costs associated with licensing third-party software and other quality assurance costs.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales, business development and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and bad debt expense. While the operating costs associated with our traditional radio and television relationships have remained relatively flat over the last year, we have incurred additional costs in connection with our business development efforts related to Internet advertising and product development. Since mid-2005, we have significantly increased our expenditure of funds for brand marketing and expect to continue or increase this spending for the foreseeable future. We currently expect to spend approximately $4.0 million to $5.0 million on sales and marketing in 2006.

General and Administrative Expenses. General and administrative expenses consist of personnel and related costs of our management, finance, human resources, technology support and administrative personnel, professional fees and other corporate expenses, and stock-based compensation. As we expand our business and incur additional expenses associated with being a public company, we believe that general and administrative expenses will also increase. While we cannot predict with certainty what the additional costs of being a public company will be, a review of comparable companies would suggest that additional costs could be between $1.5 million and $3.0 million annually.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2006

Revenue

Revenue increased from $9.3 million for the three months ended March 31, 2005 to $10.8 million for the three months ended March 31, 2006, a 16.5% increase.

Advertising. Advertising revenue increased from $8.3 million for the three months ended March 31, 2005 to $9.3 million for the three months ended March 31, 2006, a 12.0% increase. Owned inventory revenue, which generates higher margins, increased from $7.1 million, or 85.5% of advertising revenue, for the three months ended March 31, 2005, to $8.0 million, or 86.2% of advertising revenue, for the three months ended March 31, 2006, a 12.8% increase. Owned inventory revenue has steadily increased, both in absolute dollars and as a percentage of total advertising revenue, as the number of our radio and television customers has grown, due in part to the launch of Traffic Pulse NeXgen in the fourth quarter of 2004. We recognized $0.1 million in Internet and wireless advertising revenues during the three months ended March 31, 2006.

Traffic data services. Traffic data services revenue grew from $0.9 million for the three months ended March 31, 2005 to $1.5 million for the three months ended March 31, 2006, a 56.7% increase. The increase was due to commencing revenue recognition with respect to four additional cities under the U.S. DOT contract and increases in revenue generated from the XM Satellite Radio, The Weather Channel, Viacom, Motorola agreements, as well as the recently executed Microsoft contract.

Cost of revenue

Cost of revenue increased from $7.6 million for the three months ended March 31, 2005 to $9.5 million for the three months ended March 31, 2006, a 24.5% increase. Cost of revenue as a percentage of revenue increased from 82.4% for the three months ended March 31, 2005 to 88.1% for the three months ended March 31, 2006.

Media Inventory. Media inventory expenses increased from $3.9 million for the three months ended March 31, 2005 to $4.5 million for the three months ended March 31, 2006, a 15.2% increase. Our media inventory expenses decreased as a percentage of revenue from 42.3% for the three months ended March 31, 2005 to 41.8% for the three months ended March 31, 2006. The increase in absolute dollars was primarily due to a $0.6 million increase in expenses for stations under long-term agreements. Media inventory costs decreased as a percentage of revenue due to the revenue growth these additional contracts contributed.

Traffic data collection. Traffic data collection expenses increased from $3.6 million for the three months ended March 31, 2005 to $4.6 million for the three months ended March 31, 2006, a 30.3% increase. Our traffic data collection costs as a percentage of revenue increased from 38.5% for the three months ended March 31, 2005 to 43.1% for the three months ended March 31, 2006. The increase both in amount and as a percentage of revenue was primarily due to an increase in compensation and related costs, including on-air talent and production staff, of $0.6 million. This increase directly corresponds to our increased number of radio and television customers and expansion in the number of markets being serviced from 24 at March 31, 2005 to 40 at March 31, 2006. In addition, depreciation expense increased $0.1 million, as a result of commencing depreciation of our sensor network in four additional cities, and maintenance and communication costs relating to the digital sensor network increased $0.1 million, primarily as a result of additional sensors being installed under new city contracts.

Other technology expenses. Other technology expenses increased from $0.2 million for the three months ended March 31, 2005 to $0.3 million for the three months ended March 31, 2006. Our other technology expenses increased as a percentage of revenue from 1.6% for the three months ended March 31, 2005 to 3.2% for the three months ended March 31, 2006. The increase in both the amount and as a percentage of revenue was due to a $0.2 million increase in depreciation from internally developed software and capital asset purchases supporting the delivery of data to additional digital cities and traffic data service and consumer customers.

Operating expenses

Research and development. Research and development expenses increased from $0.8 million for the three months ended March 31, 2005 to $1.3 million for the three months ended March 31, 2006, a 58.0% increase. Research and development expenses increased as a percentage of revenue from 8.7% for the three months ended March 31, 2005 to 11.8% for the three months ended March 31, 2006. The increase in both amount and as a percentage of revenue was due primarily to a $0.3 million increase in compensation and related employee expenses directly related to increased headcount.

Sales and marketing. Sales and marketing expenses increased from $3.8 million for the three months ended March 31, 2005 to $4.3 million for the three months ended March 31, 2006, a 12.5% increase. Our sales and marketing expenses as a percentage of revenue decreased from 40.9% for the three months ended March 31, 2005 to 39.5% for the three months ended March 31, 2006. The increase in absolute dollars was due to a $0.5 million of additional marketing expenses for branding, external product marketing, and public relations.

General and administrative. General and administrative expenses increased from $1.7 million for the three months ended March 31, 2005 to $2.2 million for the three months ended March 31, 2006, a 27.1% increase. Our general and administrative expenses as a percentage of revenue increased from 18.3% for the three months ended March 31, 2005 to 20.2% for the three months ended March 31, 2006. The increase in both amount and as a percentage of revenue was due primarily to stock based compensation charges of $0.3 million resulting from the newly adopted requirements of FAS 123(R) and increases in certain expenses such as director and officers insurance and audit fees due to our recently completed public offering.

Interest income (expense), net. Net interest expense increased from $1.1 million for the three months ended March 31, 2005 to $1.3 million for the three months ended March 31, 2006, a 15.3% increase. Net interest expense was impacted during the three months ended March 31, 2006 by the repayment of our senior secured credit facility in January 2006. The repayment resulted in the acceleration of $1.5 million of costs deferred at the commencement of the facility and a decrease of $1.0 million in interest expense from the three months ended March 31, 2005 to the three months ended March 31, 2006. Interest income increased by $0.3 million from the three months ended March 31, 2005 to the three months ended March 31, 2006, due to increased investable cash from the initial public offering.

Seasonality

Due to the seasonal nature of broadcast advertising revenue and the percentage of our total revenue historically represented by these sources, we have typically experienced lower revenue during the first quarter, following the holiday season, and the third quarter, during the summer months.

Liquidity and Capital Resources

Since inception, we have principally financed our operations through private sales of our preferred stock, internally generated funds, a secured credit facility, a revolving line of credit, and, most recently, an initial public offering of common stock . At March 31, 2006, we had $33.7 million of cash and cash equivalents and short-term investments compared to $13.1 million at December 31, 2005. As of March 31, 2005, we had raised an aggregate of $101.9 million through our preferred stock financings. In January and February 2006, we raised a total of approximately $74.5 million from our initial public offering, net of fees and expenses. We generally invest our cash in highly liquid investments with a maturity of six months or less at the date of purchase. To date, inflation has not had a material effect on our business.

Cash flows used in operating activities were $0.9 million for the three months ended March 31, 2005 and $10.4 million for the three months ended March 31, 2006. Cash flows used in operating activities for the three months ended March 31, 2005 were primarily due to a net loss of $5.8 million which was offset by adjustments for depreciation and amortization, and changes in accounts and government services receivable, other assets, and deferred revenue. Cash flows used in operating activities for the three months ended March 31, 2006 were primarily due to a net loss of $7.7 million, adjustments for depreciation and amortization; the payment of $7.1 million in connection with the settlement of litigation; and changes in accounts payable and accrued expenses and deferred revenue.

Cash flows used in investing activities were $2.7 million for the three months ended March 31, 2005 and $31.4 million for the three months ended March 31, 2006. Cash flows used in investing activities for the three months ended March 31, 2005 were due to the purchase of fixed assets. Cash flows used in investing activities for the three months ended March 31, 2006 were primarily due to the purchase of $24.7 million of short term investments following the completion of our initial public offering and the purchase of $2.0 million of fixed assets.

Cash flows provided by financing activities were $2.3 million for the three months ended March 31, 2005 and $32.7 million for the three months ended March 31, 2006. Cash flows provided by financing activities for the three months ended March 31, 2005 were due to $2.3 million in borrowing under the revolving credit facility. Cash flows provided by financing activities for the three months ended March 31, 2006 were primarily due to $74.5 million in proceeds, after deducting underwriters’ fees and expenses, from our initial public offering, the repayment of $37.7 million due under our senior secured credit facility, and the repayment of $4.1 million under our revolving credit facility.

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

Based on our current operations and planned expansion, we expect that our available funds are sufficient to meet our expected needs for working capital and capital expenditures through the end of 2007. Thereafter, if we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms, if at all. If we are unable to raise sufficient funds, we may need to reduce our operations, delay our geographic expansion, and reduce our product development and marketing activities.

Indebtedness

In January 2006 we repaid the outstanding principal and interest outstanding under our senior secured credit facility using a portion of the proceeds raised in our initial public offering. We anticipate entering into a new credit facility, although we have not reached an agreement with any lender.

Our revolving credit facility terminated upon its own terms in March 2006. We anticipate entering into a new credit facility, although we have not reached an agreement with any lender.

Inflation

We do not believe that inflation had a material impact on our earnings from operations.

Off-Balance Sheet Arrangements

At December 31, 2005 and March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships which were established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

For a discussion of SFAS 123(R) please refer to Note 1 in the Notes to our Unaudited Condensed Consolidated Financial Staements included elsewhere herein.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

        We do not use derivative financial instruments for speculation or trading purposes. Our current policy is to maintain an investment portfolio consisting mainly of U.S. Government obligations or other securities rated AAA or comparably, with a maximum maturity of 12 months and a weighted average maturity for the portfolio of six months. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

        As of March 31, 2006, we had no exposure to interest rate risk as our outstanding short and long-term debt instruments were repaid during the first quarter.

Item 4.                          Controls and Procedures

Evaluation of disclosure controls and procedures

        We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of March 31, 2006, our management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Part II. Other Information

Item 1A. Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on our behalf of our company. This Quarterly Report on Form 10-Q, including the Item labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors,” in our Annual Report on Form 10-K, filed on March 24, 2006, as well as those discussed elsewhere therein and in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise

Item 4. Submission of Matters to a Vote of Security Holders

During January 2006, prior to our initial public offering, we delivered to all of our stockholders written consents in lieu of meetings concerning the following matters:

•                  The adoption of an amendment to our Fourth Amended and Restated Certificate of Incorporation regarding a  three-for-one reverse split regarding our common stock, and related matters;

•                  The adoption of our current Fifth Amended and Restated Certificate of Incorporation;

•                  The adoption of our  current Amended and Restated Bylaws; and

•                  The adoption of our 2005 Long term Incentive Plan.

All of such matters were submitted in connection with the preparation for and consummation of our initial public offering.

The passage of each of such matters required: 1) at least a majority of our outstanding Series E Convertible Preferred Stock, voting as a separate class; 2) at least a majority of our outstanding Series E-1 Convertible Preferred Stock, voting as a separate class; 3) at least a majority of our outstanding Series F Convertible Preferred Stock, voting as a separate class; and, 4) at least a majority of our common stock, Series E Stock, Series E-1 Stock and Series F Stock, voting together as a single class on an as converted basis. Each of the above matters were approved by all required votes and the approved actions were effected in connection with the consummation of our initial public offering. We received written consents in the following percentages regarding each individual matter (all share amounts are reported on a pre-reverse split basis):  Series E — out of a total of 16,265,094 shares, 15,299,114, or approximately 94.1% joined in the written consents on all matters; Series E-1 - out of a total of 6,419,811 shares, 6,287,414, or approximately 97.9% joined in the written consents on all matters; Series F - out of a total of 5,042,090 shares, 4,274,918, or approximately 84.8% joined in the written consents on all matters; Common Stock, Series E, Series E-1 and Series F, voting as a class - out of a total of 39,205,120 shares, 28,983,547 or approximately 73.9% joined in the written consents on all matters. No persons voted against any of such matters and no abstentions were noted by any stockholder.

Item 5. Other Information

Effective May 8, 2006 our Board of Directors appointed Tom A. Vadnais as a Class  I director. Mr. Vadnais will stand for election by the Company’s stockholders at the Company’s Annual Meeting presently scheduled for June 27, 2006. From April 2001 to October 2001, Mr. Vadnais was President, Chief Executive Officer and a director of Mediaplex, Inc., a provider of technology-based marketing and products and services. Prior to joining Mediaplex, Mr. Vadnais was the Executive Vice President of Professional Services for Compuware Corporation, a software and professional services provider for IT professionals, where he was retained to perform the integration of Data Processing Resources Corporation (DPRC) and managed mergers and acquisitions. Mr. Vadnais was the President and Chief Operating Officer of DPRC, prior to its acquisition by Compuware. From 1992 to 1999, Mr. Vadnais was the President and Chief Operating Officer of Tascor, Inc., a wholly-owned subsidiary of Norrell Inc., where he was a member of Norrell’s board of directors. Until 1992, Mr. Vadnais worked at IBM for twenty-three years in various management roles, where he had experience in sales, marketing, and as Vice President of Operations. He graduated with a B.A. from the University of California, Los Angeles, and an M.B.A. from Golden Gate University. Mr. Vadnais is also a member of the Board of Directors of ValueClick, Inc., (Nasdaq: VCLK), a provider of digital marketing solutions and advertising technology tools. He has served as a director of ValueClick since October 2001. Consistent with our policy regarding option grants to directors, Mr. Vadnais was granted an option to purchase 8,500 shares of our common stock at an exercise price of $5.52 per share, the fair market value as of the effective date of Mr. Vadnais’ appointment. Half of these options vested immediately upon grant and the remainder will vest on the first anniversary of grant.

Effective May 8, 2006, the Company entered into Indemnification Agreements with each of the Company’s Directors and Executive Officers. Pursuant to the Indemnification Agreements, we have agreed to indemnify our directors and executive officers to the fullest extent of the law permitted or required by the State of Delaware. In connection therewith, Indemnitees will have the right to the advancement of expenses resulting from any claim for indemnity.   The Indemnification Agreements requires us to use commercially reasonable efforts to maintain directors’ and officers’ liability insurance in amounts that are reasonable in scope and amount. The rights of the Indemnitees to indemnification pursuant to the Indemnification Agreements are in addition to any other rights the Indemnitees may have under our Certificate of Incorporation, Bylaws or any other agreement between us and the Indemnitee. A copy of the form of Indemnification Agreement is attached to this Form 10-Q as Exhibit 10.24 and incorporated herein by reference.

Item 6. Exhibits

10.3.1	Form of 2005 Long-Term Incentive Plan Stock Option Agreement.
10.3.2	Form of 2005 Long-Term Incentive Plan Executive Stock Option Agreement.
10.24	Form of Directors and Officers Indemnification Agreement.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Traffic.com, Inc.
(Registrant)
Date:	May 10, 2006	By:	/s/ Robert N. Verratti
Robert N. Verratti
Chief Executive Officer
(Principal Executive Officer)
Date:	May 10, 2006	By:	/s/ Andrew Maunder
Andrew Maunder
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.3.1	Form of 2005 Long-Term Incentive Plan Stock Option Agreement.
10.3.2	Form of 2005 Long-Term Incentive Plan Executive Stock Option Agreement.
10.24	Form of Directors and Officers Indemnification Agreement.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.