Form 10-Q
period 2006-06-30
Traffic.com, Inc.
filed 2006-08-10
CIK 1097503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

YES ☐      NO ☒

At July 31, 2006 , there were 20,551,458 shares of common stock outstanding.

TRAFFIC.COM, INC.

Traffic.com, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	As of June 30, 2006	As of December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,684	$13,143
Short-term investments	23,316	—
Accounts receivable, net of allowance of $750 and $779 at June 30, 2006 and December 31, 2005, respectively	13,993	10,177
Government services receivables	602	2,091
Deferred offering costs	—	2,368
Other current assets	1,374	723
Total current assets	42,969	28,502
Property and equipment, net	25,632	23,816
Other long-term assets	876	2,660
Total assets	$69,477	$54,978
Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$1,989	$3,023
Accrued station compensation	3,624	3,032
Accrued legal settlements	—	7,125
Other accrued expenses	2,609	4,528
Revolving credit facility	—	4,128
Current portion of deferred revenue	1,667	1,711
Current portion of deferred license fees	3,162	1,148
Total current liabilities	13,051	24,695
Senior secured credit facility and accrued interest	—	37,659
Deferred revenue	25,257	23,261
Deferred license fees	7,545	9,385
Other long-term liabilities	1,337	678
	47,190	95,678
Redeemable convertible preferred stock, $0.01 par value, 30,000,000 authorized at June 30, 2006:
Series E; 18,000,000 shares authorized at December 31, 2005; 16,265,094 issued and outstanding at December 31, 2005; liquidation preference of $65,060 at December 31, 2005	—	32,530
Series E-1; 6,419,811 shares authorized, issued and outstanding at December 31, 2005; liquidation preference of $12,364 at December 31, 2005	—	9,321
Series F; 6,000,000 shares authorized and 5,042,090 issued and outstanding at December 31, 2005; liquidation preference of $20,168 at December 31, 2005	—	15,126
	—	56,977
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized and 20,549,710 and 3,826,325 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	206	39
Additional paid-in capital	192,383	61,566
Treasury stock at cost; 41,881 shares at June 30, 2006	(395)	—
Notes receivable from stockholders	(77)	(177)
Deferred stock based compensation	—	(1,672)
Accumulated deficit	(169,830)	(157,433)
Total stockholders’ equity (deficit)	22,287	(97,677)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$69,477	$54,978

See accompanying notes.

Traffic.com, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue:
Advertising	$12,529	$11,177	$21,856	$19,507
Traffic data services	1,851	969	3,308	1,899
	14,380	12,146	25,164	21,406
Cost of revenue	10,145	8,319	19,643	15,946
Gross margin	4,235	3,827	5,521	5,460
Operating expenses:
Research and development	1,542	797	2,810	1,604
Sales and marketing	4,755	3,529	9,011	7,312
General and administrative	2,976	2,495	5,133	4,192
Legal settlements	—	4,223	—	4,223
	9,273	11,044	16,954	17,331
Loss from operations	(5,038)	(7,217)	(11,433)	(11,871)
Interest income (expense), net	341	(1,686)	(958)	(2,813)
Net loss	$(4,697)	$(8,903)	$(12,391)	$(14,684)
Accretion of redeemable convertible preferred stock	—	(553)	(108)	(1,089)
Net loss attributable to common stockholders	$(4,697)	$(9,456)	$(12,499)	$(15,773)
Net loss attributable to common stockholders per share:
Basic	$(0.23)	$(2.80)	$(0.69)	$(4.69)
Diluted	$(0.23)	$(2.80)	$(0.69)	$(4.69)
Number of shares used in per share calculation:
Basic	20,412	3,377	18,066	3,361
Diluted	20,412	3,377	18,066	3,361

See accompanying notes.

Traffic.com, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(12,391)	$(14,684)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,671	1,002
Amortization of deferred financing fees and intangible assets	1,531	268
Stock based compensation expense	792	14
Provision for bad debts	33	40
Changes in assets and liabilities:
Accounts and government services receivables	(2,360)	(2,397)
Other assets	2,543	1,060
Accounts payable and accrued expenses	(3,406)	5,927
Accrued legal settlements	(7,125)	—
Deferred revenue	1,952	3,534
Deferred license agreement	174	1,438
Other liabilities	671	—
Net cash used in operating activities	(15,915)	(3,798)
Investing activities
Purchases of property and equipment	(3,325)	(5,323)
Change in restricted cash	336	199
Purchases of short-term investments	(48,060)	—
Sales and maturities of short-term investments	24,744	—
Net cash used in investing activities	(26,305)	(5,124)
Financing activities
Proceeds from the sales of common stock in an initial public offering	77,693	—
Offering issuance costs	(3,218)	—
Proceeds from (repayment of) the senior secured credit facility	(37,697)	10,000
Debt issuance costs	—	(349)
Net proceeds from (payments of) the revolving credit facility	(4,128)	(810)
Proceeds from the exercise of common stock options and warrants	11	9
Proceeds from the payment of shareholder notes	100	—
Payment of long-term debt	—	(33)
Net cash provided by financing activities	32,761	8,817
Net decrease in cash and cash equivalents	(9,459)	(105)
Cash and cash equivalents at beginning of period	13,143	4,898
Cash and cash equivalents at end of period	3,684	4,793

Supplemental cash flow disclosures
Conversion of redeemable convertible preferred stock	57,086	—
Accretion of preferred stock	(108)	(1,089)
Repurchase of stock for exercise of common stock warrants	(395)	—

See accompanying notes.

Traffic.com, Inc.
Notes to Condensed Consolidated Financial Statements

1. Organization and Summary of Accounting Policies

Traffic.com, Inc. (the “Company”), formerly known as Mobility Technologies, Inc., is deploying a nationwide traffic and logistics data collection network and a proprietary Traffic Information Management System (“TIMS”) with the goal of becoming the nation’s premier provider of real-time digital and predictive traffic and logistics information for businesses, consumers, and government agencies. The Company is building a network of wireless sensors (the “digital sensor network”) and integrating government agency sensors along major highways. The digital sensor network collects vehicle counts, vehicle speeds, classification (car or truck), and roadway density and transmits the data over a wireless network to TIMS. Initially, the Company’s revenues were generated solely through traditional radio and television syndication of the Company’s traffic data content and the licensing of its traffic data to the federal and certain state and local governmental entities. The Company has broadened its revenue approach to include commercial sales and licenses of its traffic data (“Traffic Data Services”) and syndication of the Company’s traffic content in the context of online, mobile and other interactive and non-traditional media.

On January 25, 2006, the Company completed an initial public offering and began trading on the NASDAQ National Market under the symbol “TRFC”. In the initial public offering, a total of 6,950,000 shares of common stock were sold, including the exercised portion of the underwriter’s over-allotment option. Of the 6,950,000 shares of common stock sold in the initial public offering, 62,334 shares were sold by selling shareholders and 6,887,666 shares were sold by the Company, generating approximately $74.5 million in proceeds to the Company, net of offering expenses and underwriters’ discounts. In connection with the consummation of the offering, 9,242,312 shares of common stock were issued upon conversion of the Company’s redeemable convertible preferred stock. Upon consummation of the offering, the Company’s Fifth Amended and Restated Certificate of Incorporation became effective. The Fifth Amended and Restated Certificate of Incorporation authorizes 100,000,000 shares of common stock and 30,000,000 shares of undesignated preferred stock. No shares of preferred stock were outstanding at June 30, 2006.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position at June 30, 2006, and our results of operations for the three and six months ended June 30, 2006 and our cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Income Taxes

There was no provision for income taxes for the three or six months ended June 30, 2006 and 2005.

Reclassifications

Certain amounts in the condensed consolidated balance sheet as of December 31, 2005 have been reclassified to conform to the June 30, 2006 presentation.

Short-Term Investments

Investments with original maturities longer than three months, but less than one year, are classified as short-term investments. At June 30, 2006, these investments consisted of certificates of deposits. Short-term investments are stated at their fair value.

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

	Three Months Ended March 31,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic net loss per share
Numerator:
Net loss	$(4,697)	$(8,903)	$(12,391)	$(14,684)
Accretion of redeemable convertible preferred stock	—	(553)	(108)	(1,089)
Numerator for per share calculation—basic and diluted	$(4,697)	$(9,456)	$(12,499)	$(15,773)
Denominator:
Weighted-average common shares outstanding	20,412	3,431	18,066	3,429
Less: Weighted-average unvested common stock subject to repurchase agreements	—	(54)	—	(68)
Denominator for per share calculation—basic and diluted	20,412	3,377	18,066	3,361
Net loss attributed to common stockholders per share—basic and diluted	$(0.23)	$(2.80)	$(0.69)	$(4.69)

The following table shows stock equivalents that were not considered in the computation of the diluted net loss attributable to common stockholders per common share as of June 30, 2006 and 2005 as their effect is anti-dilutive:

	June 30,
	2006	2005
Shares of preferred stock (on an as converted basis)	—	7,561,623
Stock options	2,525,646	2,062,770
Warrants	1,047,035	1,689,139

3. Interest Income (Expense), Net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income	$354	$36	$689	$58
Amortization of deferred financing fees	—	(255)	(1,531)	(275)
Retroactive adjustments to accrued interest under the Senior Secured Credit facility due to amendments	—	(688)	—	(688)
Accretion of the asset retirement obligation	(13)	—	(27)	—
Interest expense	—	(779)	(89)	(1,908)
Interest income (expense), net	$341	$(1,686)	$(958)	$(2,813)

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

Treasury Stock

During the six months ended June 30, 2006, the Company withheld 41,881 shares issuable upon the exercise of warrants for the acquisition of 580,654 shares of common stock in lieu of payment of the exercise price. These shares have been recorded at cost as treasury stock.

Stock Options

In January 2006, the Company’s 2005 Long-Term Incentive Plan (the 2005 Plan), which was approved by the Board of Directors in October 2005, became effective following approval by the Company’s stockholders and the consummation of the Company’s initial public offering. The 2005 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. No additional awards will be made under the Company’s 1999 Long-Term Incentive Plan or the 1999 Non-Employee’s Stock Plan (the 1999 Plans). Upon effectiveness of the 2005 Plan, in addition to the shares remaining for grants under the 1999 Plans which flowed through to the 2005 Plan, an additiona1 1,750,000 shares of common stock became reserved for issuance under the 2005 Plan. In addition, the 2005 Plan contains an “evergreen provision” which allows for an annual increase in the number of shares available for issuance under the plan on the first day of each of the Company’s fiscal years beginning in fiscal year 2007. The annual increase in the number of shares shall be equal to the lesser of:  (i) 350,000 shares;  (ii) 1% of the Company’s outstanding shares of common stock on the first day of the fiscal year; or (iii) an amount determined by the Company’s Board of Directors. Stock option terms are generally 10 years, with options generally becoming exercisable on a pro rata basis over four years from the date of the grant.

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

We adopted SFAS 123(R) using the modified prospective method beginning January 1, 2006. For stock-based awards granted after January 1, 2006, we have recognized compensation expense during the six months ended June 30, 2006 based on the estimated grant date fair value using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the six-month period ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. As a result of adopting Statement 123 (R) on January 1, 2006, the Company’s net income for the six months ended June 30, 2006 is $0.5 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2006 is $0.03 lower than if the Company had continued to account for share-based compensation under APB 25.

In connection with certain stock options granted during the second quarter of 2005, the Company, in accordance with APB 25, recorded deferred stock compensation aggregating $1.8 million, net of subsequent cancellations, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock-based compensation is being amortized on a straight line basis over the vesting periods of the underlying stock options of four years. Through June 30, 2006, the Company has amortized approximately $0.3 million of such compensation expense, with approximately $0.1 million being amortized in the three months ended June 30, 2006. Upon the adoption of SFAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $1.7 million was reclassified to additional paid-in capital.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for valuing grants made during the six months ended June 30, 2006:

Risk-free interest rates	4.54 - 4.85%
Expected lives (in years)	5.50 - 6.25
Dividend yield	0%
Expected volatility	79.0% - 82.0%
Weighted-average volatility	81.6%

Due to a limited trading history in a public market, the Company’s computation of stock-price volatility is based on the volatility rates of comparable publicly-held companies over a period equal to the estimated useful life of the options granted by the Company. These rates may or may not reflect the Company’s stock-price volatility after it has been a publicly-held company for a meaningful period of time. If the Company had made different assumptions about the stock-price volatility rates, the related compensation expense and its net income and net income per share amounts could have been significantly different. The Company’s computation of expected life was determined using the “simplified” method whereby the vesting period plus the original contractual term is divided by two. The range provided above relates to options being granted with different vesting periods. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the three months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,000,478	$2.43
Granted	578,930	$11.78
Exercised	(12,752)	$0.87
Expired	(16,666)	$8.80
Forfeited	(24,344)	$9.10
Outstanding at June 30, 2006	2,525,646	$4.48	7.15	$10,027,000

Options vested and expected to vest	2,390,101	$4.24	7.05	$6,397,000

Options vested and exercisable at June 30, 2006	1,457,448	$2.61	6.11	$5,269,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 1,909,298 options that were in-the-money at June 30, 2006. As of June 30, 2006, there was approximately $3.6 million of total unrecognized compensation expense related to unvested stock options issued under the Company’s stock option plans which is expected to be recognized over a remaining weighted average period of 3.43 years. The weighted average fair value of a common stock option granted during the six months ended June 30, 2006 was $11.70. The total intrinsic value (market value on date of exercise less the exercise price) of the options exercised during the six months ended June 30, 2006 was $0.1 million.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 was approximately $11,000.

Stock Warrants

The Company has fully vested common stock warrants that were issued prior to January 1, 2006. During the six months ended June 30, 2006, warrants to purchase 622,535 shares of common stock were exercised at a price of $0.75. The Company did not receive any cash proceeds as the warrant holders surrendered 41,881 shares as payment of the exercise price. The shares surrendered have been recorded as Treasury Stock in the balance sheet as of June 30, 2006. The total intrinsic value (market value on date of exercise less exercise price) of the warrants exercised during the six months ended June 30, 2006 was $5.5 million.

6. Commitments and Contingencies

In January 2006, the Company paid $7.125 million in connection with the settlement of a litigation matter, pursuant to a settlement agreement entered into with Santa Fe Technologies, Inc. and TL Ventures, LLC in November 2006. Upon payment of the settlement amount, the matter was resolved.

7. Subsequent Event

On July 20, 2006, the Compensation Committee of the Board of Directors approved the cancellation of options to purchase an aggregate of 499,233 shares of common stock, which were granted on February 16, 2006 at an exercise price of $12.13 per share, and to grant replacement options to purchase the same amount of options to purchase common stock at an exercise price of $4.77 per share, which was the fair value of the Company's common stock on that date. The options granted follow the Company's standard four-year vesting schedule. The cancellation and subsequent replacement of the options was undertaken in a proactive effort to retain valuable employees.

In accordance with SFAS 123(R), the cancellation and concurrent grant of the stock options will be accounted for as an option modification which will result in incremental compensation expense. The incremental compensation of $0.4 million plus the remaining unamortized grant-date fair value of the stock options granted in February 2006 will be recognized ratably over the 48-month period from the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes to those statements appearing elsewhere in this document.

Overview

We are a leading provider of accurate, real-time traffic information in the United States, based on the quality of our traffic data and the extent of our geographic coverage. We combine traffic incident and event information, collected using traditional methods, with comprehensive flow data collected through our network of roadside sensors to offer detailed traffic information, including specific speeds, travel times and delay times. We have built our TIMS data management system to process the above information in real time and to deliver customized reports to large numbers of radio, television, online, mobile device, and in-vehicle navigation system users.

Revenue Profile and Business Trends

To date, substantially all of our revenue has been derived from the sale of advertising on radio and television stations, as well as from providing our traffic data to the U.S. DOT and certain state and local government agencies. We believe that our newer revenue opportunities, including online and mobile advertising, and commercial traffic data services, will become an increasingly larger percentage of our total revenue. We are investing, and intend to continue to invest, significant resources in our marketing campaign in order to increase brand recognition of Traffic.com.

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

In July 2005, we began to offer online advertising on our enhanced website and the websites of our customers and we recently began to offer advertising on our mobile consumer services. Based on industry reports of projected growth in the online advertising market, from $12.0 billion in 2004 to $22.0 billion in 2008, and based on our strategy to increase awareness of our Traffic.com brand, we believe that online and mobile advertising provide us with an attractive opportunity to increase our revenue. The online and mobile advertising markets, however, are new and rapidly evolving. Revenues from online and mobile advertising were $0.3 million for the six months ended June 30, 2006. Our success in attracting online and mobile advertisers will depend, in large part, on our ability to significantly increase the number of visitors to our website and the number of persons who subscribe to our mobile services. We intend to continue to invest significant resources in our branding campaign to increase brand recognition of Traffic.com.

We currently expect online and mobile advertising to increase to between 15% and 30% of our total revenue within the next three years, as we invest in our branding campaign in the expectation that the number of visitors to our www.traffic.com website, the websites of our partners, and users of our mobile services will grow. We expect our radio and television advertising revenue to increase in dollar amount as we expand the number of metropolitan areas in which we provide traffic information, but to decrease as a percentage of total revenue to between 55% and 65% within the next three years. We are actively seeking to stimulate growth of online and mobile advertising by developing co-branding opportunities on our media customers’ websites, such as www.weather.com and www.comcast.net and by increasing the services offered on our own website. We refer to these partner websites as TrafficOnes and at the end of the second quarter of 2006 we had 66 live TrafficOnes installed. As of that date, we also had agreements in place to install TrafficOnes for another 47 partners.

Traffic Data Services. Since the first quarter of 2004, we have entered into agreements to provide traffic data to the following customers:

•                  XM Satellite Radio Holdings, Inc. currently uses our traffic data for 21 metropolitan areas under a five year agreement entered into January 2004.

•                  NAVTEQ Corporation has been using our traffic data under a five-year agreement since June 2004 in conjunction with its mapping data as content in a variety of services, including in-vehicle navigation systems.

•                  The Weather Channel, Inc. has been using our traffic data under a three-year agreement since January 2005 to provide traffic information on its website, cable networks, local programming and desktop application.

•                  Motorola, Inc. has been using our traffic data under a two-year agreement since March 2005 to provide traffic information in its VIAMOTO solution, a suite of location software for cell phones.

•                  Comcast Cable Communications Management LLC has been using our traffic data since June 2005 under a three-year agreement for use on its www.comcast.net website.

•                  Microsoft Corporation will use our traffic data across multiple products, including local.live.com under an agreement entered into in February 2006.

•                  Garmin International will use our traffic data for its Mobile 20 wireless GPS navigation system and its online mobile service under a three-year agreement entered into in June 2006.

•                  AOL will use our traffic data for its AOL.com and AOLCityGuide.com sites under a two-year agreement entered into in July 2006.

In each of these agreements, either party may terminate the agreement with no penalty, if the other party breaches the agreement or is in bankruptcy. We currently expect that our traffic data services revenue, excluding government data services, will increase to between 15% to 20% of total revenue within the next three years.

Traffic.com Website and Consumer Mobile Services. In July 2005, we launched our enhanced www.traffic.com website and we began to offer our consumer mobile services, which allow drivers to receive route-specific information on mobile devices. We are in the process of a focused campaign to attract users and advertisers to our website and to websites of our media customers that are co-branded with www.traffic.com. These new distribution channels are designed to provide advertising opportunities for our advertising customers. We began offering all of our consumer services free of charge in January 2006.

Operations and Infrastructure Support for New Revenue Opportunities. Since 1999, we have made a significant investment in our development and enhancement of TIMS. TIMS is our proprietary system for collecting traffic data through our sensor network; analyzing such data; and distributing the analyzed data through a variety of delivery channels, in real time. Based on this investment, TIMS is very scalable and flexible. It is designed to allow for very high and increasing transaction volumes and to integrate with new technologies with minimal additional development effort. We believe that we should be able to incorporate new revenue opportunities at relatively low additional cost.

Sources of Revenue

Advertising

Radio and Television Advertising. In exchange for providing traffic information, cash and/or production services (including announcers and producers) to radio and television station customers, we receive the right to sell advertising time adjacent to traffic, news or weather reports as well as the right to sell advertisements on these stations’ websites. Additionally, under certain of our contracts with radio stations to which we do not provide traffic information, we buy for cash the right to sell a set amount of advertising time, primarily to expand our advertising sales coverage. We refer to the advertising time that we receive in exchange for these two types of contracts as “owned inventory.” As of July 15, 2006, we had contracts to acquire owned inventory from over 485 radio stations (including 126 to which we provided our traffic information services, including both our Traffic Pulse Broadcaster and/or our affiliate web offering) and with 54 television stations.

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

In May 2005, we launched our first traffic-focused, four-hour television news program, which is broadcast during the morning commuting hours on a Viacom-owned UPN station in the Philadelphia, PA area. This program changes the standard morning news format by focusing first on traffic, which constitutes approximately 40% of airtime, then approximately 40% on weather, and the balance on news. We produce and broadcast this program from our own studio facility in our principal office. This type of program, which we expect to introduce in other markets, provides us with significant opportunities for promoting our brand name on air, which we believe could lead to an increase in the number of users of our other services, such as our website and consumer mobile services. In return for this service, we received an upfront fee from Viacom, and receive advertising inventory. In addition, we are entitled to all of the advertising revenues earned from the sale of any naming, sponsorship or other promotional rights related to NeXgen. Viacom has a one-time right to terminate this agreement at a specified time.

We are amortizing the initial license fee received from Viacom ratably over a period of five years, which represents the initial contract term. We intend to recognize any sponsorship and promotional revenues generated from the contract with Viacom over the period that the sponsorship or promotion is aired. As of June 30, 2006, no revenues had yet been generated from sponsorships or promotional rights. In addition, we recognize revenue from the advertising spots we receive from Viacom at the time an advertisement airs.

Internet Online and WirelessMobile Advertising. We introduced our enhanced website and consumer mobile services in July 2005, and are offering advertising on our own www.traffic.com website and in connection with our mobile services, in addition to offering advertising on the websites of a number of our customers. Revenues from online and mobile advertising were $0.3 million for the six months ended June 30, 2006. We intend to invest a total of $4 million to $5 million in 2006 on marketing and branding to increase brand recognition of Traffic.com. Revenue from online and mobile advertising will be recognized over the period during which the advertisement is displayed or aired. We price online and mobile advertisements based upon a cost per thousand impressions delivered. We are not required to display or air any minimum number of online or mobile advertisements.

We believe that our multiple media delivery platforms provide advertisers with an attractive cross-media campaign opportunity. Our advertisers can reach their customers at various times of day using advertisements associated with our traffic content aired on radio and television, placed on our website and embedded in our mobile services. We believe that this cross-media opportunity will result in heightened interest in our services from advertisers. An example of this type of opportunity is the agreement we recently entered into, pursuant to which we provide targeted, cross-platform advertising solutions for Lexus dealerships in 11 major metropolitan markets across the U.S.

Traffic Data Services

Government Services. In 1999, we were awarded, as principal subcontractor to the U.S. DOT, a subcontract to enable us to deploy an intelligent transportation infrastructure system to collect and distribute traffic flow data. Under the terms of this subcontract, of the $2.0 million received by our prime contractor for each designated metropolitan area, we are paid 95% or $1.9 million, to provide to federal and state transportation agencies the traffic flow data from our sensor network in these areas for non-commercial purposes. We retain the exclusive right to use this data for commercial purposes.

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

In addition, as a subcontractor to the U.S. DOT, we must enter into agreements with state or local government agencies responsible for the metropolitan areas in which we deploy our sensor network, in order to proceed with deployment of the network. Once the relevant state or local agency accepts our proposal and enters into a contract with us, we are required to meet certain milestones, including federal acceptance of our plans, designs and architecture. As of June 30, 2006, we were recognizing revenue from our sensor network in connection with our subcontract from the U.S. DOT regarding Boston, Chicago, Oklahoma City, Philadelphia, Pittsburgh, Providence, San Diego, San Francisco, St. Louis and Tampa.

Commercial Traffic Data Services. In the first quarter of 2004, we began to enter into agreements with companies to provide our traffic data directly to these customers for their own use in their websites and media and service offerings. Our first such agreement was with XM Satellite Radio and, since that time, we have entered into agreements with NAVTEQ, Motorola, The Weather Channel, Comcast, Microsoft, Garmin and AOL. Revenue from our other traffic data services agreements includes one or more of annual usage and exclusivity fees, fees for 24/7 support services, and in-vehicle traffic data subscription fees. Revenue recognition from these contracts varies, based upon contract minimums, subscriber growth and special services provided by us.

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

The NAVTEQ agreement, entered into in June 2004, has a term of five years. The agreement may be terminated by either party upon a material breach not cured within thirty days’ notice, a performance failure caused by a force majeure event not cured within six months or bankruptcy of the other party. A material breach includes a material breach by us of our service level commitment to NAVTEQ, but only if more than 15% of the covered population is affected by the service failure for more than 180 days or the failure lasts longer than 270 days. Each party may terminate the agreement if the other sells all or substantially all of its business to certain specified entities.

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

Cost of Revenue

Cost of revenue consists of media inventory expenses, traffic data collection expenses, and other technology expenses associated with maintaining TIMS.

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

Traffic Data Collection Expenses. Traffic data collection expenses consist of the costs of personnel, both full-time and part-time, the costs of aircraft and automobiles, the monitoring of police and emergency response vehicles, the depreciation of our traffic flow data sensor network, the use of state and local agency data sources where available (including sensors and cameras), and our own camera network. These expenses also include occupancy and communications costs for our national operations center and local operations centers. Traffic data collection costs are expected to stabilize as our planned expansion to 50 metropolitan areas was completed during the second quarter of 2006. We will continue to expand into additional metropolitan areas if we determine it is financially or operationally prudent; however, we have no current plans to do so.

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

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales, business development and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and bad debt expense. While the operating costs associated with our traditional radio and television relationships have remained relatively flat over the last year, we have incurred additional costs in connection with our business development efforts related to online advertising and product development. Since mid-2005, we have significantly increased our expenditure of funds for brand marketing and expect to continue or increase this spending for the foreseeable future. We currently expect to spend approximately $4.0 million to $5.0 million on marketing and branding in 2006.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2006

Revenue

Revenue increased from $12.1 million for the three months ended June 30, 2005 to $14.4 million for the three months ended June 30, 2006, an 18.4% increase.

Advertising. Advertising revenue increased from $11.2 million for the three months ended June 30, 2005 to $12.5 million for the three months ended June 30, 2006, a 12.1% increase. Owned inventory revenue, which generates higher margins, increased from $9.5 million, or 85.3% of advertising revenue, for the three months ended June 30, 2005, to $10.6 million, or 84.4% of advertising revenue, for the three months ended June 30, 2006, an 11.0% increase. Owned inventory revenue has steadily increased in absolute dollars as the number of our radio and television customers has grown, due in part to the launch of Traffic Pulse NeXgen in the fourth quarter of 2004, and our continued affiliation efforts. We recognized $0.2 million in online and mobile advertising revenues during the three months ended June 30, 2006.

Traffic data services. Traffic data services revenue grew from $1.0 million for the three months ended June 30, 2005 to $1.9 million for the three months ended June 30, 2006, a 91.0% increase. The increase was due to commencing revenue recognition with respect to four additional cities under the U.S. DOT contract and increases in revenue generated from the XM Satellite Radio, The Weather Channel, Viacom, Motorola agreements, as well as the recently executed Microsoft contract, and the recent expansion in the number of markets being serviced under the NAVTEQ agreement.

Cost of revenue

Cost of revenue increased from $8.3 million for the three months ended June 30, 2005 to $10.1 million for the three months ended June 30, 2006, a 21.9% increase. Cost of revenue as a percentage of revenue increased from 68.5% for the three months ended June 30, 2005 to 70.5% for the three months ended June 30, 2006.

Media Inventory. Media inventory expenses increased from $4.3 million for the three months ended June 30, 2005 to $4.8 million for the three months ended June 30, 2006, a 12.1% increase. Our media inventory expenses decreased as a percentage of revenue from 35.4% for the three months ended June 30, 2005 to 33.5% for the three months ended June 30, 2006. The increase in absolute dollars was primarily due to a $0.3 million increase in expenses for stations under long-term agreements, and a $0.2 million increase in cash buy expense as a result of increased cash buy revenue. Media inventory costs decreased as a percentage of revenue due to revenue growth provided by additional television and radio station contracts.

Traffic data collection. Traffic data collection expenses increased from $3.8 million for the three months ended June 30, 2005 to $4.9 million for the three months ended June 30, 2006, a 29.4% increase. Our traffic data collection costs as a percentage of revenue increased from 31.4% for the three months ended June 30, 2005 to 34.3% for the three months ended June 30, 2006. The increase both in absolute dollars and as a percentage of revenue was primarily due to an increase in compensation and related costs, including on-air talent and production staff, of $0.7 million. This increase directly corresponds to our increased number of radio and television customers and expansion in the number of markets being serviced from 24 at June 30, 2005 to 50 at June 30, 2006. In addition, depreciation expense increased $0.2 million, as a result of commencing depreciation of our sensor network in four additional cities, and maintenance and communication costs relating to the digital sensor network increased $0.1 million, primarily as a result of additional sensors being installed under new city contracts.

Other technology expenses. Other technology expenses increased from $0.2 million for the three months ended June 30, 2005 to $0.4 million for the three months ended June 30, 2006, an 86.4% increase. Our other technology expenses increased as a percentage of revenue from 1.8% for the three months ended June 30, 2005 to 2.8% for the three months ended June 30, 2006. The increase in both the amount and as a percentage of revenue was due to a $0.2 million increase in depreciation from internally developed software and capital asset purchases supporting the delivery of data to additional digital cities and traffic data service and consumer customers.

Operating expenses

Research and development. Research and development expenses increased from $0.8 million for the three months ended June 30, 2005 to $1.5 million for the three months ended June 30, 2006, a 93.5% increase. Research and development expenses increased as a percentage of revenue from 6.6% for the three months ended June 30, 2005 to 10.7% for the three months ended June 30, 2006. The increase in both amount and as a percentage of revenue was due primarily to a $0.4 million increase in compensation and related employee expenses related to increased product development activities.

Sales and marketing. Sales and marketing expenses increased from $3.5 million for the three months ended June 30, 2005 to $4.8 million for the three months ended June 30, 2006, a 34.7% increase. Our sales and marketing expenses as a percentage of revenue increased from 29.1% for the three months ended June 30, 2005 to 33.1% for the three months ended June 30, 2006. The increase in absolute dollars and as a percentage of revenue was due to a $0.6 million of additional marketing expenses for branding, external product marketing, and public relations, and $0.5 million of additional compensation and related employee benefit costs as a result of increased commissions due to higher sales levels and staff additions.

General and administrative. General and administrative expenses increased from $2.5 million for the three months ended June 30, 2005 to $3.0 million for the three months ended June 30, 2006, a 19.3% increase. Our general and administrative expenses as a percentage of revenue increased from 20.5% for the three months ended June 30, 2005 to 20.7% for the three months ended June 30, 2006. The increase in both amount and as a percentage of revenue was due primarily to stock based compensation charges of $0.5 million resulting from the newly adopted requirements of FAS 123(R) and increases in certain expenses such as director and officer insurance and audit fees due to our recently completed initial public offering.

Interest income (expense), net. Net interest changed from $1.7 million of expense for the three months ended June 30, 2005 to $0.3 million of income for the three months ended June 30, 2006. The increase in interest income is due to the senior secured credit facility and revolving credit facility being repaid in January 2006 and an increase in investable cash provided by our initial public offering in January 2006.

Comparison of the Six Months Ended June 30, 2005 and 2006

Revenue

Revenue increased from $21.4 million for the six months ended June 30, 2005 to $25.2 million for the six months ended June 30, 2006, a 17.6% increase.

Advertising. Advertising revenue increased from $19.5 million for the six months ended June 30, 2005 to $21.9 million for the six months ended June 30, 2006, a 12.0% increase. Owned inventory revenue, which generates higher margins, increased from $16.7 million, or 85.4% of advertising revenue, for the six months ended June 30, 2005, to $18.6 million, or 85.2% of advertising revenue, for the six months ended June 30, 2006, an 11.7% increase. Owned inventory revenue has steadily increased in absolute dollars as the number of our radio and television customers has grown, due in part to the launch of Traffic Pulse NeXgen in the fourth quarter of 2004, and our continued affiliation efforts. We recognized $0.3 million in online and mobile advertising revenues during the six months ended June 30, 2006.

Traffic data services. Traffic data services revenue grew from $1.9 million for the six months ended June 30, 2005 to $3.3 million for the six months ended June 30, 2006, a 74.2% increase. The increase was due to commencing revenue recognition with respect to four additional cities under the U.S. DOT contract and increases in revenue generated from the XM Satellite Radio, The Weather Channel, Viacom and Motorola agreements, as well as the recently executed Microsoft contract, and the recent expansion in the number of markets being serviced under the NAVTEQ agreement.

Cost of revenue

Cost of revenue increased from $15.9 million for the six months ended June 30, 2005 to $19.6 million for the six months ended June 30, 2006, a 23.2% increase. Cost of revenue as a percentage of revenue increased from 74.5% for the six months ended June 30, 2005 to 78.1% for the six months ended June 30, 2006.

Media Inventory. Media inventory expenses increased from $8.2 million for the six months ended June 30, 2005 to $9.3 million for the six months ended June 30, 2006, a 13.6% increase. Our media inventory expenses decreased as a percentage of revenue from 38.3% for the six months ended June 30, 2005 to 37.0% for the six months ended June 30, 2006. The increase in absolute dollars was primarily due to a $0.9 million increase in expenses for stations under long-term agreements. Media inventory costs decreased as a percentage of revenue due to revenue growth provided by additional television and radio station contracts.

Traffic data collection. Traffic data collection expenses increased from $7.4 million for the six months ended June 30, 2005 to $9.6 million for the six months ended June 30, 2006, a 29.8% increase. Our traffic data collection costs as a percentage of revenue increased from 34.4% for the six months ended June 30, 2005 to 38.0% for the six months ended June 30, 2006. The increase both in absolute dollars and as a percentage of revenue was primarily due to an increase in compensation and related costs, including on-air talent and production staff, of $1.4 million. This increase directly corresponds to our increased number of radio and television customers and expansion in the number of markets being serviced from 24 at June 30, 2005 to 50 at June 30, 2006. In addition, depreciation expense increased $0.3 million, as a result of commencing depreciation of our sensor network in four additional cities, and maintenance and communication costs relating to the digital sensor network increased $0.3 million, primarily as a result of additional sensors being installed under new city contracts.

Other technology expenses. Other technology expenses increased from $0.4 million for the six months ended June 30, 2005 to $0.7 million for the six months ended June 30, 2006, a 104.9% increase. Our other technology expenses increased as a percentage of revenue from 1.7% for the six months ended June 30, 2005 to 3.0% for the six months ended June 30, 2006. The increase in both the amount and as a percentage of revenue was due to a $0.4 million increase in depreciation from internally developed software and capital asset purchases supporting the delivery of data to additional digital cities and traffic data service and consumer customers.

Operating expenses

Research and development. Research and development expenses increased from $1.6 million for the six months ended June 30, 2005 to $2.8 million for the six months ended June 30, 2006, a 75.2% increase. Research and development expenses increased as a percentage of revenue from 7.5% for the six months ended June 30, 2005 to 11.2% for the six months ended June 30, 2006. The increase in both amount and as a percentage of revenue was due primarily to a $0.8 million increase in compensation and related employee expenses related to increased product development activities.

Sales and marketing. Sales and marketing expenses increased from $7.3 million for the six months ended June 30, 2005 to $9.0 million for the six months ended June 30, 2006, a 23.2% increase. Our sales and marketing expenses as a percentage of revenue increased from 34.2% for the six months ended June 30, 2005 to 35.8% for the six months ended June 30, 2006. The increase in absolute dollars and as a percentage of revenue was due to a $1.0 million of additional marketing expenses for branding, external product marketing, and public relations, and $0.5 million of additional compensation and related employee benefit costs as a result of increased commissions due to higher sales levels and staff additions.

General and administrative. General and administrative expenses increased from $4.2 million for the six months ended June 30, 2005 to $5.1 million for the six months ended June 30, 2006, a 22.4% increase. Our general and administrative expenses as a percentage of revenue increased from 19.6% for the six months ended June 30, 2005 to 20.4% for the six months ended June 30, 2006. The increase in both amount and as a percentage of revenue was due primarily to stock based compensation charges of $0.8 million resulting from the newly adopted requirements of FAS 123(R) and increases in certain expenses such as director and officers insurance and audit fees due to our recently completed public offering.

Interest income (expense), net. Net interest expense decreased from $2.8 million for the six months ended June 30, 2005 to $1.0 million for the six months ended June 30, 2006. The decrease is due to the senior secured credit facility and revolving credit facility being repaid in January 2006 in addition to an increase in investable cash provided by the initial public offering in January 2006.

Seasonality

Due to the seasonal nature of broadcast advertising revenue and the percentage of our total revenue historically represented by these sources, we have typically experienced lower revenue during the first quarter, following the holiday season, and the third quarter, during the summer months.

Liquidity and Capital Resources

Since inception, we have principally financed our operations through private sales of our preferred stock, internally generated funds, a secured credit facility, a revolving line of credit, and, most recently, an initial public offering of common stock . At June 30, 2006, we had $27.0 million of cash and cash equivalents and short-term investments compared to $13.1 million at December 31, 2005. We have raised an aggregate of $101.9 million through our preferred stock financings. In January and February 2006, we raised a total of approximately $74.5 million from our initial public offering, net of fees and expenses. We generally invest our cash in highly liquid investments with a maturity of six months or less at the date of purchase. To date, inflation has not had a material effect on our business.

Cash flows used in operating activities were $3.8 million for the six months ended June 30, 2005 and $15.9 million for the six months ended June 30, 2006. Cash flows used in operating activities for the six months ended June 30, 2005 were primarily due to a net loss of $14.7 million which was offset by adjustments for depreciation and amortization, and changes in accounts and government services receivable, other assets, and deferred revenue. Cash flows used in operating activities for the six months ended June 30, 2006 were primarily due to a net loss of $12.4 million, adjustments for depreciation and amortization, and stock based compensation expense; the payment of $7.1 million in connection with the settlement of litigation; and changes in accounts payable and accrued expenses and deferred revenue.

Cash flows used in investing activities were $5.1 million for the six months ended June 30, 2005 and $26.3 million for the six months ended June 30, 2006. Cash flows used in investing activities for the six months ended June 30, 2005 were due primarily to the purchase of fixed assets. Cash flows used in investing activities for the six months ended June 30, 2006 were primarily due to the purchase of short term investments following the completion of our initial public offering and the purchase of fixed assets.

Cash flows provided by financing activities were $8.8 million for the six months ended June 30, 2005 and $32.8 million for the six months ended June 30, 2006. Cash flows provided by financing activities for the six months ended June 30, 2005 were primarily due to $9.7 million in net proceeds under the senior secured credit facility. Cash flows provided by financing activities for the six months ended June 30, 2006 were primarily due to $74.5 million in proceeds, after deducting underwriters’ fees and expenses, from our initial public offering, the repayment of $37.7 million due under our senior secured credit facility, and the repayment of $4.1 million under our revolving credit facility.

Recently, we have focused on new revenue opportunities, including the enhancement of our website and the introduction of our in-vehicle and consumer mobile services, and have devoted increasing resources to developing and marketing these new services. Our ability to generate revenue from these services will have a material impact on our future cash needs. We expect to devote significant capital resources to continued product development, brand marketing, expansion of operational systems and other general corporate activities. Specifically, we expect to spend approximately $4.0 million to $5.0 million in 2006 on our branding initiative. We expect to spend approximately $1.0 million to $2.0 million on facilities, principally traffic operations centers, in 2006. We expect to spend approximately $3.0 million to $4.0 million on technology development and infrastructure during the same period. We expect to incur capital expenditures of $7.0 million to $9.0 million in 2006, with $3.0 million to $5.0 million relating to the construction of our sensor network in a number of new metropolitan areas. These expenditures, however, are expected to be balanced by a comparable amount of receipts under our data services agreeement with the U.S. DOT associated with these new metropolitan areas.

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

Indebtedness

In January 2006, we repaid the outstanding principal and interest outstanding under our senior secured credit facility using a portion of the proceeds raised in our initial public offering.

Our revolving credit facility terminated upon its own terms in March 2006. We are in discussions to enter into a new credit facility, although we have not reached a final agreement with any lender.

Inflation

We do not believe that inflation had a material impact on our earnings from operations.

Off-Balance Sheet Arrangements

At December 31, 2005 and June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships which were established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

For a discussion of SFAS 123(R) please refer to Note 1 in the Notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

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

As of June 30, 2006, we had no exposure to interest rate risk as our outstanding short and long-term debt instruments were repaid during the first quarter.

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

As of June 30, 2006, our management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Section 404 compliance project.

Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Management is currently early in the documentation phase of its processes prior to the testing phase of the project. Except as described above, during the quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The annual meeting of the stockholders was held on June 27, 2006. The stockholders approved the election of the following directors for a three year term:

	Votes for	Votes withheld	Total votes
Mark J. DeNino	14,529,858	2,722,785	17,252,643
Samuel A. Plum	16,637,909	614,734	17,252,643
Tom A. Vaidnais	16,639,776	612,867	17,252,643

Our stockholders also ratified the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2006 with 17,242,970 affirmative votes, 8,770 negative votes and 903 abstentions.

Item 5. Other Information

On August  7, 2006, we entered into amendments to the employment agreements with the following members of senior management:  David L. Jannetta, President; Christopher M. Rothey, Chief Operating Officer; Andrew P. Maunder, Chief Financial Officer; Joseph A. Reed, Chief Information Officer; Brian J. Sisko, Chief Legal Officer, Senior Vice President and General Counsel; Michael Nappi, Senior Vice President of Business Development; and William Powers, Senior Vice President of Media Sales. Each amendment provides that, in the event of a “change in control” of the Company, 1) he will have the right to receive a lump sum payment equal to six months’ base salary if he is terminated without cause or if he resigns for good reason (an adverse change in compensation, a change and/or diminution in duties, a forced relocation, etc.); and 2) any unvested options held by such person will become vested and he will have 90 days from the date of termination or resignation to exercise any options he holds.

For purposes of the amendments, “change in control” will mean (x) a merger, consolidation or issuance or sale of the Company’s securities, in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s (or any successor’s) outstanding securities are transferred to a person or persons different from the persons holding such securities immediately prior to such transaction, or (y) the sale, transfer or other disposition of a majority of the Company’s non-liquid assets to an unaffiliated third party.

The amendments to the employment agreements for all of the members of senior management other than Mr. Powers were approved by the Compensation Committee of the Company’s Board of Directors, subject to documentation, on May 24, 2006, and the terms of such amendments were disclosed in our Proxy Statement filed with the Securities and Exchange Commission on May 24, 2006. The amendment to Mr. Powers’ employment agreement was approved by our Board of Directors, subject to documentation, on June 27, 2006.

Copies of the amendments for Messrs. Jannetta, Rothey, Maunder, Reed and Sisko are filed herewith as Exhibits 10.12.1, 10.13.1, 10.14.1, 10.15.1, 10.16.1, respectively, and are incorporated by reference.

Item 6. Exhibits

Exhibit
No.	Description
10.12.1	Employment Agreement dated August 7, 2006, between David L. Jannetta and the Registrant.

10.13.1	Employment Agreement dated August 7, 2006, between Christopher M. Rothey and the Registrant.

10.14.1	Employment Agreement dated August 7, 2006, between Andrew P. Maunder and the Registrant.

10.15.1	Employment Agreement dated August 7, 2006, between Joseph A. Reed and the Registrant.

10.16.1	Employment Agreement dated August 7, 2006, between Brian J.Sisko and the Registrant.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Traffic.com, Inc.
(Registrant)

Date: August 9, 2006	By:	/s/ Robert N. Verratti
Robert N. Verratti
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Andrew Maunder
Andrew Maunder
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.12.1	Employment Agreement dated August 7, 2006, between David L. Jannetta and the Registrant.

10.13.1	Employment Agreement dated August 7, 2006, between Christopher M. Rothey and the Registrant.

10.14.1	Employment Agreement dated August 7, 2006, between Andrew P. Maunder and the Registrant.

10.15.1	Employment Agreement dated August 7, 2006, between Joseph A. Reed and the Registrant.

10.16.1	Employment Agreement dated August 7, 2006, between Brian J. Sisko and the Registrant.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.