Form 10-Q
period 2006-09-30
Traffic.com, Inc.
filed 2006-11-08
CIK 1097503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

YES ☐ NO ☒

At October 31, 2006, there were 20,597,273 shares of common stock outstanding.

TRAFFIC.COM, INC.

Traffic.com, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	As of September 30, 2006	As of December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,621	$13,143
Short-term investments	8,402	—
Accounts receivable, net of allowance of $697 and $779 at September 30, 2006 and December 31, 2005, respectively	12,798	10,177
Government services receivables	1,806	2,091
Deferred offering costs	—	2,368
Other current assets	1,666	723
Total current assets	38,293	28,502
Property and equipment, net	25,494	23,816
Other long-term assets	795	2,660
Total assets	$64,582	$54,978
Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$1,926	$3,023
Accrued station compensation	3,442	3,032
Accrued legal settlements	—	7,125
Other accrued expenses	2,738	4,528
Revolving credit facility	—	4,128
Current portion of deferred revenue	1,603	1,711
Current portion of deferred license fees	2,751	1,148
Total current liabilities	12,460	24,695
Senior secured credit facility and accrued interest	—	37,659
Deferred revenue	26,873	23,261
Deferred license fees	7,364	9,385
Other long-term liabilities	1,392	678
	48,089	95,678
Redeemable convertible preferred stock, $0.01 par value, 30,000,000 shares authorized at September 30, 2006:
Series E; 18,000,000 shares authorized and 16,265,094 issued and outstanding at December 31, 2005	—	32,530
Series E-1; 6,419,811 shares authorized, issued and outstanding at December 31, 2005	—	9,321
Series F; 6,000,000 shares authorized and 5,042,090 issued and outstanding at December 31, 2005	—	15,126
	—	56,977
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized and 20,595,546 and 3,826,325 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	207	39
Additional paid-in capital	193,005	61,566
Treasury stock at cost; 41,881 shares at September 30, 2006	(395)	—
Notes receivable from stockholders	(77)	(177)
Deferred stock based compensation	—	(1,672)
Accumulated deficit	(176,247)	(157,433)
Total stockholders’ equity (deficit)	16,493	(97,677)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$64,582	$54,978

See accompanying notes.

Traffic.com, Inc.

 Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue:
Advertising	$11,029	$9,564	$32,885	$29,071
Traffic data services	2,022	1,126	5,330	3,025
	13,051	10,690	38,215	32,096
Cost of revenue	10,424	8,595	30,067	24,541
Gross margin	2,627	2,095	8,148	7,555
Operating expenses:
Research and development	1,551	983	4,361	2,587
Sales and marketing	4,761	3,733	13,772	11,045
General and administrative	3,013	1,945	8,146	6,137
Legal settlements	—	14,250	—	18,473
	9,325	20,911	26,279	38,242
Loss from operations	(6,698)	(18,816)	(18,131)	(30,687)
Interest income (expense), net	281	(1,416)	(677)	(4,229)
Net loss	$(6,417)	$(20,232)	$(18,808)	$(34,916)
Accretion of redeemable convertible preferred stock	—	(554)	(108)	(1,643)
Net loss attributable to common stockholders	$(6,417)	$(20,786)	$(18,916)	$(36,559)
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.31)	$(6.05)	$(1.00)	$(10.79)
Number of shares used in per share calculation:
Basic and diluted	20,575	3,438	18,937	3,387

See accompanying notes.

Traffic.com, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(18,808)	$(34,916)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	2,650	1,652
Amortization of deferred financing fees and intangible assets	1,614	442
Stock based compensation expense	1,267	58
Non-cash legal expenses	—	11,348
Provision for bad debts	57	40
Changes in assets and liabilities:
Accounts and government services receivables	(2,393)	468
Other assets	2,316	(347)
Accounts payable and accrued expenses	(3,522)	3,033
Accrued legal settlements	(7,125)	7,125
Deferred revenue	3,504	4,869
Deferred license agreement	(418)	1,182
Other liabilities	726	—
Net cash used in operating activities	(20,132)	(5,046)
Investing activities
Purchases of property and equipment	(4,166)	(7,021)
Change in restricted cash	336	199
Purchases of short-term investments	(48,060)	—
Sales and maturities of short-term investments	39,658	—
Net cash used in investing activities	(12,232)	(6,822)
Financing activities
Proceeds from the sales of common stock in an initial public offering	77,693	—
Offering issuance costs	(3,221)	—
Proceeds from the issuance of redeemable convertible preferred stock	—	15,126
Proceeds from (repayment of) the senior secured credit facility	(37,697)	10,000
Debt issuance costs	(19)	(349)
Net proceeds from (payments of) the former revolving credit facility	(4,128)	(810)
Proceeds from the exercise of common stock options and warrants	114	74
Proceeds from the payment of shareholder notes	100	324
Payment of long-term debt	—	(33)
Net cash provided by financing activities	32,842	24,332
Net decrease in cash and cash equivalents	478	12,464
Cash and cash equivalents at beginning of period	13,143	4,898
Cash and cash equivalents at end of period	13,621	17,362

Supplemental cash flow disclosures
Conversion of redeemable convertible preferred stock	57,086	—
Accretion of preferred stock	(108)	(1,643)
Repurchase of stock for exercise of common stock warrants	(395)	—

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

On January 25, 2006, the Company completed an initial public offering and began trading on the NASDAQ National Market under the symbol “TRFC”. In the initial public offering, a total of 6,950,000 shares of common stock were sold, including the exercised portion of the underwriter’s over-allotment option. Of the 6,950,000 shares of common stock sold in the initial public offering, 62,334 shares were sold by selling shareholders and 6,887,666 shares were sold by the Company, generating approximately $74.5 million in proceeds to the Company, net of offering expenses and underwriters’ discounts. In connection with the consummation of the offering, 9,242,312 shares of common stock were issued upon conversion of the Company’s redeemable convertible preferred stock. Upon consummation of the offering, the Company’s Fifth Amended and Restated Certificate of Incorporation became effective. The Fifth Amended and Restated Certificate of Incorporation authorizes 100,000,000 shares of common stock and 30,000,000 shares of undesignated preferred stock. No shares of preferred stock were outstanding at September 30, 2006.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position at September 30, 2006, and our results of operations for the three and nine months ended September 30, 2006 and 2005 and our cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Income Taxes

There was no provision for income taxes for the three or nine months ended September 30, 2006 and 2005.

Reclassifications

Certain amounts in the condensed consolidated balance sheet as of December 31, 2005 have been reclassified to conform to the September 30, 2006 presentation.

Short-Term Investments

Investments with original maturities longer than three months, but less than one year, are classified as short-term investments. At September 30, 2006, these investments consisted of certificates of deposits. Short-term investments are stated at their fair value.

2. Net Loss Attributable to Common Stockholders per Common Share

Basic net loss attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma loss attributable to common stockholders per common share (in thousands, except per share amounts) :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic net loss per share
Numerator:
Net loss	$(6,417)	$(20,232)	$(18,808)	$(34,916)
Accretion of redeemable convertible preferred stock	—	(554)	(108)	(1,643)
Numerator for per share calculation—basic and diluted	$(6,417)	$(20,786)	$(18,916)	$(36,559)
Denominator:
Weighted-average common shares outstanding	20,575	3,457	18,937	3,438
Less: Weighted-average unvested common stock subject to repurchase agreements	—	(19)	—	(51)
Denominator for per share calculation—basic and diluted	20,575	3,438	18,937	3,387
Net loss attributed to common stockholders per share—basic and diluted	$(0.31)	$(6.05)	$(1.00)	$(10.79)

The following table shows stock equivalents that were not considered in the computation of the diluted net loss attributable to common stockholders per common share as of September 30, 2006 and 2005 as their effect is anti-dilutive:

	September 30,
	2006	2005
Shares of preferred stock (on an as converted basis)	—	9,242,312
Stock options	2,486,714	2,042,782
Warrants	1,073,122	1,669,570

3. Interest Income (Expense), Net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$295	$39	$984	$97
Amortization of deferred financing fees	—	(167)	(1,531)	(442)
Retroactive adjustments to accrued interest under the Senior Secured Credit facility due to amendments	—	—	—	(688)
Accretion of the asset retirement obligation	(14)	—	(41)	—
Interest expense	—	(1,288)	(89)	(3,196)
Interest income (expense), net	$281	$(1,416)	$(677)	$(4,229)

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

Revolving Credit Facility

In February 2006, the Company repaid the outstanding obligation due under its former revolving credit facility with a portion of the proceeds from the initial public offering. In March 2006, the facility terminated upon its terms.

In August 2006, the Company and a bank established a new revolving credit facility.  The facility provides for maximum borrowings of $12.0 million and terminates in August 2008.  Borrowings bear interest at the bank’s prime loan rate, plus 0.50%, which was 8.75% at September 30, 2006, and the Company is obligated to pay an unused facility fee equal to 0.25% of unused available funds, paid quarterly on an annualized basis, per annum.

The Company’s borrowings are subject to an 80% advance rate against a defined borrowing base.  The facility contains a minimum EBITDA (as defined in the agreement) and liquidity covenants, as well as other affirmative and negative covenants customary for a facility of this type.

As of September 30, 2006, the Company was in compliance with all covenants and there were no outstanding borrowings under this facility.

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

Treasury Stock

During the nine months ended September 30, 2006, the Company withheld 41,881 shares issuable upon the exercise of warrants for the acquisition of 580,654 shares of common stock in lieu of payment of the exercise price for such warrants. These shares have been recorded at cost as treasury stock.

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

The Company adopted SFAS 123(R) using the modified prospective method beginning January 1, 2006. For stock-based awards granted after January 1, 2006, the Company has recognized compensation expense during the nine months ended September 30, 2006 based on the estimated grant date fair value using the Black-Scholes valuation model. For these awards, the Company has recognized compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the nine-month period ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures. As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net income for the nine months ended September 30, 2006 is $0.8 million lower than if it had continued to account for share-based compensation under APB 25, and basic and diluted earnings per share for the nine months ended September 30, 2006 is $0.04 lower.

In connection with certain stock options granted during the second quarter of 2005, the Company, in accordance with APB 25, recorded deferred stock compensation aggregating $1.8 million, net of subsequent cancellations, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock-based compensation is being amortized on a straight line basis over the vesting periods of the underlying stock options of four years. Through September 30, 2006, the Company has amortized approximately $0.4 million of such compensation expense, with approximately $0.1 million being amortized in the three months ended September 30, 2006. Upon the adoption of SFAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $1.7 million was reclassified to additional paid-in capital.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for valuing grants made during the nine months ended September 30, 2006:

Risk-free interest rates	4.54 - 4.99%
Expected lives (in years)	5.50 - 6.25
Dividend yield	0%
Expected volatility	74.6% - 82.0%
Weighted-average volatility	78.4%

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

Stock-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,000,478	$2.43
Granted	1,093,163	$8.48
Exercised	(58,588)	$1.93
Expired/Forfeited/Cancelled	(548,339)	$11.81
Outstanding at September 30, 2006	2,486,714	$3.03	7.03	$5,572,000

Options vested and expected to vest	2,335,087	$2.97	6.90	$5,403,000

Options vested and exercisable at September 30, 2006	1,494,047	$2.56	5.93	$4,136,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2,348,497 options that were in-the-money at September 30, 2006. As of September 30, 2006, there was approximately $3.6 million of total unrecognized compensation expense related to unvested stock options issued under the Company’s stock option plans which is expected to be recognized over a remaining weighted average period of 3.30 years. The weighted average fair value of a common stock option granted during the nine months ended September 30, 2006 was $8.48. The total intrinsic value (market value on date of exercise less the exercise price) of the options exercised during the nine months ended September 30, 2006 was $0.2 million.

On July 20, 2006, the Compensation Committee of the Board of Directors approved the cancellation of options to purchase an aggregate of 499,233 shares of common stock, which were granted on February 16, 2006 at an exercise price of $12.13 per share, and to grant replacement options to purchase common stock at an exercise price of $4.77 per share, which was the fair value of the Company’s common stock on that date. The options granted provide for the Company’s standard four-year vesting schedule. The cancellation and subsequent replacement of the options was undertaken in a proactive effort to retain valuable employees.

In accordance with SFAS 123(R), the cancellation and concurrent grant of the stock options has been accounted for as an option modification which will result in incremental compensation expense. The incremental compensation of $0.4 million plus the remaining unamortized grant-date fair value of the stock options granted in February 2006 is being recognized ratably over the 48-month period from the date of grant.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 was $0.1 million.

Stock Warrants

The Company has fully vested common stock warrants that were issued prior to January 1, 2006. During the nine months ended September 30, 2006, warrants to purchase 622,535 shares of common stock were exercised at a price of $0.75. The Company did not receive any cash proceeds as the warrant holders surrendered 41,881 shares as payment of the exercise price. The shares surrendered have been recorded as Treasury Stock in the balance sheet as of September 30, 2006. The total intrinsic value (market value on date of exercise less exercise price) of the warrants exercised during the nine months ended September 30, 2006 was $5.5 million.

In August 2006, in connection with the origination of the revolving credit facility, the Company issued a fully vested, non-forfeitable warrant to purchase 26,087 shares of common stock, at an exercise price of $4.60 per share to the bank providing the revolving credit facility.  The warrant expires in August 2013.  The value assigned to the warrant was $48,000 which has been recorded as deferred financing fees, and is being amortized over the life of the credit facility.  The fair value of the warrant was estimated at the date of issuance using the Black-Scholes option-pricing model assuming a risk-free interest rate of 4.99%, dividend yield of 0%, volatility of 47.9%, and expected life of the warrant of 3.5 years.

6. Commitments and Contingencies

In January 2006, the Company paid $7.125 million in connection with the settlement of a litigation matter, pursuant to a settlement agreement entered into with Santa Fe Technologies, Inc. and TL Ventures, LLC in November 2006. Upon payment of the settlement amount, the matter was resolved.

7. Subsequent Event

On November 5, 2006, the Company and NAVTEQ Corporation, a Delaware corporation (“NAVTEQ”), NAVTEQ Holdings B.V., a corporation organized under the laws of The Netherlands, and NAVTEQ Holdings Delaware, Inc., a Delaware corporation (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will be merged with and into Merger Subsidiary (the “Merger”).  Upon consummation of the Merger, the separate existence of the Company will cease, and Merger Subsidiary will be the surviving corporation.  It is anticipated that the Merger will be consummated during the first quarter of 2007.

Pursuant to the Merger Agreement, at the effective time of the Merger, each share outstanding of Company common stock will be converted into the right to receive, at the election of the holder thereof (subject to certain conditions, including those pertaining to pro-ration): (i) $8.00 in cash, without interest or (ii) 0.235 shares of NAVTEQ common stock (collectively, the “Merger Consideration”).  The election of cash or stock will be subject to a limit on total cash consideration of approximately $49 million (minus the cash value of dissenting shares) and a total stock consideration equal to approximately 4.3 million shares of NAVTEQ common stock (less the shares of NAVTEQ common stock issued to holders of warrants to purchase Company stock that are exchanged for NAVTEQ common stock based on the per share stock consideration).

The Merger Agreement includes customary representations, warranties and covenants of the parties.  The covenants of the Company include, subject to certain exceptions, covenants to (i) conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the consummation of the Merger, (ii) have its Board of Directors recommend that its stockholders vote for the approval and adoption of the Merger Agreement and the Merger, (iii) hold a stockholders’ meeting for the purpose of voting on the adoption of the Merger Agreement, (iv) not withdraw its Board of Director’s recommendation, approve an alternative business combination transaction or proposal, or approve or enter into an agreement for an alternative business combination transaction, (v) not solicit, encourage or facilitate alternative business combination transaction proposals, and (vi) not engage in discussions or negotiations concerning or disclose nonpublic information in connection with alternative business combination transactions or proposals, subject to the Board of Directors’ fiduciary duties under Delaware law.

The consummation of the Merger is subject to the approval of stockholders of the Company by a majority of the votes cast at the meeting of the Company’s stockholders and other customary closing conditions, including (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or regulation that makes illegal the Merger or the transactions contemplated thereby or prohibits or otherwise prevents the consummation of the Merger or any of the transactions contemplated thereby, (iii) the effectiveness of the registration statement on Form S-4 to be filed with the Securities and Exchange Commission (“SEC”), (iv) the number of shares dissenting from approval of the Merger not exceeding ten percent of the aggregate number of shares of Company capital stock outstanding as of the record date for the Company’s stockholders’ meeting, and (iv) the approval of NAVTEQ’s common stock to be issued in the Merger for listing on the New York Stock Exchange.  Each party’s obligation to close is also subject to, among other closing conditions, the accuracy of representations and warranties of the other party and compliance by the other party of the covenants required to be complied with on or prior to closing, the receipt of required regulatory approvals, the delivery to each party of customary tax opinions from its counsel that the Merger will qualify as a tax-free reorganization for federal income purposes, the absence of an event constituting a material adverse effect on the other party, as described in the Merger Agreement, and the delivery of certain third party consents by the other party.  Furthermore, NAVTEQ’s obligation to close is subject to, among other closing conditions, the delivery of written agreements from certain holders of outstanding Company warrants providing for the exercise of such warrants in full at or prior to closing, the exchange of such warrants for the per share stock consideration set forth in the Merger Agreement or the replacement of such warrants by new warrants in a form agreed to by NAVTEQ and such holders.

The Merger Agreement contains certain termination rights of the Company and NAVTEQ and further provides that the Company will be required to pay NAVTEQ a termination fee of $6.25 million under certain specified circumstances.

The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

Concurrently with the execution and delivery of the Merger Agreement, certain stockholders of the Company entered into agreements  (the “Voting Agreements”) pursuant to which those stockholders have agreed to vote their Company shares in favor of adoption and approval of the Merger Agreement and approval of the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes to those statements appearing elsewhere in this document.

It should also be noted, that, as discussed in the notes to the condensed consolidated financial statements contained herein, we recently executed the Merger Agreement with Navteq and its affiliated entities.  In connection with the organizational and operational integration that will occur as a result of the Merger, it may be that certain of the matters discussed below which concern future periods will be affected by the Merger in ways that have not yet been identified or decided.

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

In July 2005, we began to offer online advertising on our enhanced website and the websites of our customers and we recently began to offer advertising on our mobile consumer services. Based on industry reports of projected growth in the online advertising market, from $12.0 billion in 2004 to $22.0 billion in 2008, and based on our strategy to increase awareness of our Traffic.com brand, we believe that online and mobile advertising provide us with an attractive opportunity to increase our revenue. The online and mobile advertising markets, however, are new and rapidly evolving. Revenues from online and mobile advertising were $0.7 million for the nine months ended September 30, 2006. Our success in attracting online and mobile advertisers will depend, in large part, on our ability to significantly increase the number of visitors to our website and the number of persons who subscribe to our mobile services. We intend to continue to invest significant resources in our branding campaign to increase brand recognition of Traffic.com.

We currently expect online and mobile advertising to increase to between 15% and 30% of our total revenue within the next two years, as we invest in our branding campaign in the expectation that the number of visitors to our www.traffic.com website, the websites of our partners, and users of our mobile services will grow. We expect our radio and television advertising revenue to increase in dollar amount as we expand the number of metropolitan areas in which we provide traffic information, but to decrease as a percentage of total revenue to between 50% and 60% within the next two years. We are actively seeking to stimulate growth of online and mobile advertising by developing co-branding opportunities on our media customers’ websites, such as www.aol.com and www.comcast.net and by increasing the services offered on our own website. We refer to these partner websites as TrafficOnes and at the end of the third quarter of 2006 we had 125 live TrafficOnes installed. As of that date, we also had agreements in place to install TrafficOnes for another 31 partners.

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

•                  Microsoft Corporation has been using our traffic data under an agreement entered into in February 2006.

•                  Garmin International is scheduled to begin using our traffic data in the fourth quarter of 2006 for its Mobile 20 wireless GPS navigation system and its online mobile service under a three-year agreement entered into in June 2006.

•                  AOL has been using our traffic data for its AOL.com website under a two-year agreement entered into in July 2006.

In each of these agreements, either party may terminate the agreement with no penalty, if the other party breaches the agreement or is in bankruptcy. We currently expect that our traffic data services revenue, excluding government data services, will increase to between 10% to 15% of total revenue within the next two years.

Traffic.com Website and Consumer Mobile Services. In July 2005, we launched our enhanced www.traffic.com website and we began to offer our consumer mobile services, which allow drivers to receive route-specific information on mobile devices. We are engaged in a focused campaign to attract users and advertisers to our website and to websites of our media customers that are co-branded with www.traffic.com. These new distribution channels are designed to provide advertising opportunities for our advertising customers. We began offering all of our consumer services free of charge in January 2006.

Operations and Infrastructure Support for New Revenue Opportunities. Since 1999, we have made a significant investment in our development and enhancement of TIMS. TIMS is our proprietary system for collecting traffic data through our sensor network; analyzing such data; and distributing the analyzed data through a variety of delivery channels, in real time. As a result of this investment, TIMS is very scalable and flexible. It is designed to allow for very high and increasing transaction volumes and to integrate with new technologies with minimal additional development effort. We believe that we should be able to incorporate new revenue opportunities at relatively low additional cost.

Sources of Revenue

Advertising

Radio and Television Advertising. In exchange for providing traffic information, cash and/or production services (including announcers and producers) to radio and television station customers, we receive the right to sell advertising time adjacent to traffic, news or weather reports as well as the right to sell advertisements on these stations’ websites. Additionally, under certain of our contracts with radio stations to which we do not provide traffic information, we buy for cash the right to sell a set amount of advertising time, primarily to expand our advertising sales coverage. We refer to the advertising time that we receive in exchange for these two types of contracts as “owned inventory.” As of October 15, 2006, we had contracts to acquire owned inventory from 512 radio stations (including 129 to which we provided our traffic information services, including both our Traffic Pulse Broadcaster and/or our affiliate web offering) and with 58 television stations.

We supplement our owned inventory by purchasing additional advertising time for cash from time to time from radio stations that are not under contract with us. These purchases, referred to as “cash buys,” are usually made to satisfy specific advertisers’ needs for additional coverage on particular stations or in smaller markets. Because cash buys are purchased in the spot market on an as-needed basis, the cost of acquiring this advertising is higher than the cost of owned inventory. As a result, margins for the sale of cash buys are generally lower than the margins that can be achieved from the sale of owned inventory.

Revenue from our radio and television advertising is recognized in the month that an advertisement is aired.

Online and Mobile Advertising. We introduced our enhanced website and consumer mobile services in July 2005, and are offering advertising on our own www.traffic.com website and in connection with our mobile services, in addition to offering advertising on the websites of a number of our customers. Revenues from online and mobile advertising were $0.7 million for the nine months ended September 30, 2006.

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

Under our subcontract, we own and are responsible for constructing, operating and maintaining our sensor networks. We engage third party contractors for the installation of the sensors used in our network. We generally pay a specified amount per site installed, which varies per metropolitan area based on various factors, including the number of sites to be installed in that area. There are a number of third parties capable of providing the required services.

Our ability to recognize revenue from our federal subcontract is based on when we obtain formal customer acceptance of the system. Revenue is then recognized over the estimated service period of the contract of 15 years.

In addition, as a subcontractor to the U.S. DOT, we must enter into agreements with state or local government agencies responsible for the metropolitan areas in which we deploy our sensor network, in order to proceed with deployment of the network. Once the relevant state or local agency accepts our proposal and enters into a contract with us, we are required to meet certain milestones, including federal acceptance of our plans, designs and architecture. As of September 30, 2006, we were recognizing revenue from our sensor network in connection with our subcontract from the U.S. DOT regarding Boston, Chicago, Oklahoma City, Philadelphia, Pittsburgh, Providence, San Diego, San Francisco, St. Louis and Tampa.

Commercial Traffic Data Services. In the first quarter of 2004, we began to enter into agreements with companies to provide our traffic data directly to these customers for their own use in their websites and media and service offerings. Our first such agreement was with XM Satellite Radio and, since that time, we have entered into agreements with NAVTEQ, Motorola, The Weather Channel, Comcast, and Microsoft. Revenue from our other traffic data services agreements includes one or more of annual usage and exclusivity fees, fees for 24/7 support services, and in-vehicle traffic data subscription fees. Revenue recognition from these contracts varies, based upon contract minimums, subscriber growth and special services provided by us.

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

Consumer Mobile Services. Following the completion of our enhanced website, we began to offer subscription mobile services to consumers in July 2005. On January 14, 2006, we began to offer all of our mobile services free of charge to consumers, as we plan to focus on obtaining advertising-based revenues from these services. Users can sign up for a number of my traffic.com personalized traffic services within the my traffic.com section of the traffic.com website.

We have begun to offer advertising opportunities and sponsorships associated with our free mobile services to our advertising customers, although we have generated only minimal advertising revenue from this source to date.

Revenue from advertising and sponsorships in connection with our mobile services is recognized over the period during which the advertisement or sponsorship is displayed and is included in advertising revenue in our statement of operations.

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

Other Technology Expenses.   Technology expenses primarily consist of personnel and related costs for employees engaged in the development and ongoing maintenance of TIMS, including hardware and internal product development expenses and the cost of consultants engaged to assist with various software development programs. In addition, these expenses include communications costs; capital depreciation of computer hardware; and the depreciation of certain technology costs capitalized in accordance with Statement of Position (SOF) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We expect to continue to incur development costs as we add products and services.

Operating Expenses

Research and Development.   In accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” research and development costs include those labor costs incurred during the application development stage of internally developed software. In addition, research and development costs also include costs associated with licensing third-party software and other quality assurance costs.

Sales and Marketing Expense.   Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales, business development and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and bad debt expense. While the operating costs associated with our traditional radio and television relationships have remained relatively flat over the last year, we have incurred additional costs in connection with our business development efforts related to online advertising and product development. Since mid-2005, we have significantly increased our expenditure of funds for brand marketing and expect to continue at this of spending for the foreseeable future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2006

Revenue

Revenue increased from $10.7 million for the three months ended September 30, 2005 to $13.1 million for the three months ended September 30, 2006, a 22.1% increase.

Advertising.   Advertising revenue increased from $9.6 million for the three months ended September 30, 2005 to $11.0 million for the three months ended September 30, 2006, a 15.3% increase. Owned inventory revenue increased from $8.2 million, or 85.5% of advertising revenue, for the three months ended September 30, 2005, to $9.1 million, or 82.6% of advertising revenue, for the three months ended September 30, 2006, an 11.3% increase. Owned inventory revenue has steadily increased in absolute dollars as the number of our radio and television customers has grown, due in part to the launch of Traffic Pulse NeXgen in the fourth quarter of 2004, and our continued affiliation efforts. We recognized $0.4 million in online and mobile advertising revenues during the three months ended September 30, 2006.

Traffic data service.   Traffic data services revenue grew from $1.1 million for the three months ended September 30, 2005 to $2.0 million for the three months ended September 30, 2006, a 79.6% increase. The increase was due to commencing revenue recognition with respect to four additional cities under the U.S. DOT contract and increases in revenue generated from the XM Satellite Radio, The Weather Channel, and Motorola agreements, as well as the recently executed Microsoft contract, and the recent expansion in the number of markets being serviced under the NAVTEQ agreement.

Cost of revenue

Cost of revenue increased from $8.6 million for the three months ended September 30, 2005 to $10.4 million for the three months ended September 30, 2006, a 21.3% increase. Cost of revenue as a percentage of revenue decreased from 80.4% for the three months ended September 30, 2005 to 79.9% for the three months ended September 30, 2006.

Media Inventory.   Media inventory expenses increased from $4.2 million for the three months ended September 30, 2005 to $4.8 million for the three months ended September 30, 2006, a 13.8% increase. Our media inventory expenses decreased as a percentage of revenue from 39.6% for the three months ended September 30, 2005 to 36.9% for the three months ended September 30, 2006. The increase in absolute dollars was primarily due to a $0.2 million increase in expenses for stations under long-term agreements, and a $0.2 million increase in cash buy expense as a result of increased cash buy revenue. Media inventory costs decreased as a percentage of revenue due to revenue growth provided by additional television and radio station contracts.

Traffic data collection.   Traffic data collection expenses increased from $4.0 million for the three months ended September 30, 2005 to $5.1 million for the three months ended September 30, 2006, a 29.3% increase. Our traffic data collection costs as a percentage of revenue increased from 37.1% for the three months ended September 30, 2005 to 39.3% for the three months ended September 30, 2006. The increase both in absolute dollars and as a percentage of revenue was primarily due to an increase in compensation and related costs, including on-air talent and production staff, of $0.7 million. This increase directly corresponds to our increased number of radio and television customers as well as the expansion in the number of markets being serviced from 29 at September 30, 2005 to 50 at September 30, 2006. In addition, depreciation expense increased $0.1 million, as a result of commencing depreciation of our sensor network in four additional cities, and maintenance and communication costs relating to the digital sensor network increased $0.1 million, primarily as a result of additional sensors being installed under new city contracts.

Other technology expenses.   Other technology expenses increased from $0.4 million for the three months ended September 30, 2005 to $0.5 million for the three months ended September 30, 2006, a 19.7% increase. Our other technology expenses decreased as a percentage of revenue from 3.6% for the three months ended September 30, 2005 to 3.5% for the three months ended September 30, 2006. The increase in absolute dollars was due to an increase in depreciation from internally developed software and capital asset purchases supporting the delivery of data to additional digital cities and traffic data service and consumer customers.

Operating expenses

Research and development.   Research and development expenses increased from $1.0 million for the three months ended September 30, 2005 to $1.6 million for the three months ended September 30, 2006, a 57.8% increase. Research and development expenses increased as a percentage of revenue from 9.2% for the three months ended September 30, 2005 to 11.9% for the three months ended September 30, 2006. The increase in both amount and as a percentage of revenue was due primarily to a $0.4 million increase in compensation and related employee expenses related to increased product development activities.

Sales and marketing.   Sales and marketing expenses increased from $3.7 million for the three months ended September 30, 2005 to $4.8 million for the three months ended September 30, 2006, a 27.5% increase. Our sales and marketing expenses as a percentage of revenue increased from 34.9% for the three months ended September 30, 2005 to 36.5% for the three months ended September 30, 2006. The increase in absolute dollars and as a percentage of revenue was due to a $0.6 million of additional marketing expenses for branding, external product marketing, and public relations, and $0.4 million of additional compensation and related employee benefit costs as a result of increased commissions due to higher sales levels and staff additions.

General and administrative.   General and administrative expenses increased from $1.9 million for the three months ended September 30, 2005 to $3.0 million for the three months ended September 30, 2006, a 54.9% increase. Our general and administrative expenses as a percentage of revenue increased from 18.2% for the three months ended September 30, 2005 to 23.1% for the three months ended September 30, 2006. The increase in both amount and as a percentage of revenue was due primarily to stock based compensation charges of $0.5 million resulting from the newly adopted requirements of FAS 123(R) and increases in certain expenses such as director and officer insurance and audit fees due to our initial public offering.

Interest income (expense), net.   Net interest changed from $1.4 million of expense for the three months ended September 30, 2005 to $0.3 million of income for the three months ended September 30, 2006. The change was principally due to the fact that we repaid our senior secured credit facility and revolving credit facility in full in January 2006 as well as an increase in investable cash provided by our initial public offering in January 2006.

Comparison of the Nine Months Ended September 30, 2005 and 2006

Revenue

Revenue increased from $32.1 million for the nine months ended September 30, 2005 to $38.2 million for the nine months ended September 30, 2006, a 19.1% increase.

Advertising.   Advertising revenue increased from $29.1 million for the nine months ended September 30, 2005 to $32.9 million for the nine months ended September 30, 2006, a 13.1% increase. Owned inventory revenue increased from $24.8 million, or 85.4% of advertising revenue, for the nine months ended September 30, 2005, to $27.7 million, or 84.3% of advertising revenue, for the nine months ended September 30, 2006, an 11.6% increase. Owned inventory revenue has steadily increased in absolute dollars as the number of our radio and television customers has grown, due in part to the launch of Traffic Pulse NeXgen in the fourth quarter of 2004, and our continued affiliation efforts. We recognized $0.7 million in online and mobile advertising revenues during the nine months ended September 30, 2006.

Traffic data services.   Traffic data services revenue grew from $3.0 million for the nine months ended September 30, 2005 to $5.3 million for the nine months ended September 30, 2006, a 76.2% increase. The increase was due to commencing revenue recognition with respect to four additional cities under the U.S. DOT contract and increases in revenue generated from the XM Satellite Radio, The Weather Channel, Viacom and Motorola agreements, as well as the recently executed Microsoft contract, and the recent expansion in the number of markets being serviced under the NAVTEQ agreement.

Cost of revenue

Cost of revenue increased from $24.5 million for the nine months ended September 30, 2005 to $30.1 million for the nine months ended September 30, 2006, a 22.5% increase. Cost of revenue as a percentage of revenue increased from 76.5% for the nine months ended September 30, 2005 to 78.7% for the nine months ended September 30, 2006.

Media Inventory.   Media inventory expenses increased from $12.4 million for the nine months ended September 30, 2005 to $14.1 million for the nine months ended September 30, 2006, a 13.7% increase. Our media inventory expenses decreased as a percentage of revenue from 38.8% for the nine months ended September 30, 2005 to 37.0% for the nine months ended September 30, 2006. The increase in absolute dollars was primarily due to a $1.1 million increase in expenses for stations under long-term agreements, and an increase of $0.3 million in cash buy costs resulting from increased cash buy revenue. Media inventory costs decreased as a percentage of revenue due to revenue growth provided by additional television and radio station contracts.

Traffic data collection.   Traffic data collection expenses increased from $11.2 million for the nine months ended September 30, 2005 to $14.7 million for the nine months ended September 30, 2006, a 31.4% increase. Our traffic data collection costs as a percentage of revenue increased from 34.9% for the nine months ended September 30, 2005 to 38.5% for the nine months ended September 30, 2006. The increase both in absolute dollars and as a percentage of revenue was primarily due to an increase in compensation and related costs, including on-air talent and production staff, of $2.1 million. This increase directly corresponds to our increased number of radio and television customers as well as the expansion in the number of markets being serviced from 29 at September 30, 2005 to 50 at September 30, 2006. In addition, depreciation expense increased $0.4 million, as a result of commencing depreciation of our sensor network in four additional cities, and maintenance and communication costs relating to the digital sensor network increased $0.5 million, primarily as a result of additional sensors being installed under new city contracts.

Other technology expenses.   Other technology expenses increased from $0.9 million for the nine months ended September 30, 2005 to $1.2 million for the nine months ended September 30, 2006, a 34.3% increase. Our other technology expenses increased as a percentage of revenue from 2.8% for the nine months ended September 30, 2005 to 3.1% for the nine months ended September 30, 2006. The increase in both the amount and as a percentage of revenue was primarily due to an increase in depreciation from internally developed software and capital asset purchases supporting the delivery of data to additional digital cities and traffic data service and consumer customers.

Operating expenses

Research and development.   Research and development expenses increased from $2.6 million for the nine months ended September 30, 2005 to $4.4 million for the nine months ended September 30, 2006, a 68.6% increase. Research and development expenses increased as a percentage of revenue from 8.1% for the nine months ended September 30, 2005 to 11.4% for the nine months ended September 30, 2006. The increase in both amount and as a percentage of revenue was due primarily to a $1.2 million increase in compensation and related employee expenses related to increased product development activities.

Sales and marketing.   Sales and marketing expenses increased from $11.0 million for the nine months ended September 30, 2005 to $13.8 million for the nine months ended September 30, 2006, a 24.7% increase. Our sales and marketing expenses as a percentage of revenue increased from 34.4% for the nine months ended September 30, 2005 to 36.0% for the nine months ended September 30, 2006. The increase in absolute dollars and as a percentage of revenue was due to $1.7 million of additional marketing expenses for branding, external product marketing, and public relations, and $0.9 million of additional compensation and related employee benefit costs as a result of increased commissions due to higher sales levels and staff additions.

General and administrative.   General and administrative expenses increased from $6.1 million for the nine months ended September 30, 2005 to $8.1 million for the nine months ended September 30, 2006, a 32.7% increase. Our general and administrative expenses as a percentage of revenue increased from 19.1% for the nine months ended September 30, 2005 to 21.3% for the nine months ended September 30, 2006. The increase in both amount and as a percentage of revenue was due primarily to stock based compensation charges of $1.3 million resulting from the newly adopted requirements of FAS 123(R) and increases in certain expenses such as director and officers insurance and audit fees due to our initial public offering.

Interest income (expense), net.   Net interest expense decreased from $4.2 million for the nine months ended September 30, 2005 to $0.7 million for the nine months ended September 30, 2006. The decrease is due to the fact that we repaid our senior secured credit facility and revolving credit facility in full in January 2006 as well as an increase in investable cash provided by the initial public offering in January 2006.

Seasonality

Due to the seasonal nature of broadcast advertising revenue and the percentage of our total revenue historically represented by these sources, we have typically experienced lower revenue during the first quarter, following the holiday season, and the third quarter, during the summer months.

Liquidity and Capital Resources

Since inception, we have principally financed our operations through private sales of our preferred stock, internally generated funds, a secured credit facility, a revolving line of credit, and, most recently, an initial public offering of common stock . At September 30, 2006, we had $22.0 million of cash and cash equivalents and short-term investments compared to $13.1 million at December 31, 2005. We have raised an aggregate of $101.9 million through our preferred stock financings. In January and February 2006, we raised a total of approximately $74.5 million from our initial public offering, net of fees and expenses. We generally invest our cash in highly liquid investments with a maturity of six months or less at the date of purchase. To date, inflation has not had a material effect on our business.

Cash flows used in operating activities were $5.0 million for the nine months ended September 30, 2005 and $20.1 million for the nine months ended September 30, 2006. Cash flows used in operating activities for the nine months ended September 30, 2005 were primarily due to a net loss of $34.9 million which was offset by adjustments for depreciation and amortization, and non-cash legal expenses, and changes in accounts payable and accrued expenses, accrued legal settlements, and deferred revenue. Cash flows used in operating activities for the nine months ended September 30, 2006 were primarily due to a net loss of $18.8 million which was offset by adjustments for depreciation and amortization, and stock based compensation expense, and the payment of $7.1 million in connection with the settlement of litigation, and changes in accounts and government services receivables, and accounts payable and accrued expenses.

Cash flows used in investing activities were $6.8 million for the nine months ended September 30, 2005 and $12.2 million for the nine months ended September 30, 2006. Cash flows used in investing activities for the nine months ended September 30, 2005 were due primarily to the purchase of fixed assets. Cash flows used in investing activities for the nine months ended September 30, 2006 were primarily due to the net purchase of short term investments following the completion of our initial public offering and the purchase of fixed assets.

Cash flows provided by financing activities were $24.3 million for the nine months ended September 30, 2005 and $32.8 million for the nine months ended September 30, 2006. Cash flows provided by financing activities for the nine months ended September 30, 2005 were primarily due to $15.1 million in proceeds from the sale of Series F convertible preferred stock, and $9.7 million in net proceeds under the senior secured credit facility. Cash flows provided by financing activities for the nine months ended September 30, 2006 were primarily due to $74.5 million in proceeds, after deducting underwriters’ fees and expenses, from our initial public offering, the repayment of $37.7 million due under our senior secured credit facility, and the repayment of $4.1 million under our revolving credit facility.

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

Our former revolving credit facility expired upon its own terms in March 2006.

In August 2006, the Company and a bank established a new revolving credit facility.  The facility provides for maximum borrowings of $12.0 million and terminates in August 2008.  Borrowings bear interest at the bank’s prime loan rate, plus 0.50%, which was 8.75% at September 30, 2006, and the Company is obligated to pay an unused facility fee equal to 0.25% of unused available funds, paid quarterly on an annualized basis, per annum.

Our borrowings are subject to an 80% advance rate against a defined borrowing base.  The facility contains a minimum EBITDA (as defined in the agreement) and liquidity covenants, as well as other affirmative and negative covenants customary for a facility of this type.

As of September 30, 2006, we were in compliance with all covenants and there were no outstanding borrowings under this facility.

Inflation

We do not believe that inflation had a material impact on our earnings from operations.

Off-Balance Sheet Arrangements

At December 31, 2005 and September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships which were established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

For a discussion of SFAS 123(R) please refer to Note 1 in the Notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

 In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement becomes effective for the company beginning in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material effect on our financial statements.

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

As of September 30, 2006, we had no exposure to interest rate risk as we had no outstanding short or long-term borrowings.

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

As of September 30, 2006, our management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Management is currently early in the documentation phase of its processes prior to the testing phase of the project. Except as described above, during the quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Part II   Other Information

Item 1.   Legal Proceedings

On August 22, 2006, we formally notified Road Runner Planning & Consulting Inc. (“RRPC”) that they were in breach of our agreement with them concerning their role as construction manager for deployment of our electronic highway traffic sensing equipment (the “Agreement”). The breaches we cited included failure to adhere to contractually allotted time frames; failure to obtain necessary permits and licenses; providing defective parts and materials; refusing to provide valid lien wavers; and threatening to cease performance. On August 23, 2006, we commenced an arbitration proceeding against them, seeking damages, based principally on such breaches. Based upon their failure to cure the breaches, on September 12, 2006 we terminated the Agreement. In lieu of filing counterclaims in connection with the arbitration we filed, they filed a separate arbitration matter claiming, among other things, that we breached the Agreement by terminating the Agreement, and seeking damages. Both arbitration matters were filed with American Arbitration Association in Pittsburgh, Pennsylvania and have now been consolidated into one action. The arbitration proceeding is in its early stages. At this time it is impossible to predict the outcome of such arbitration. We believe that the claims and defenses asserted by RRPC are without merit and that the terms of the Agreement support our claims against RRPC.  The Company will pursue all viable claims and defenses against RRPC.

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

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Traffic.com, Inc.
(Registrant)

Date: November 7, 2006	By:	/s/ Robert N. Verratti
Robert N. Verratti
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2006	By:	/s/ Andrew Maunder
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